Form 10-Q
period 1994-09-30
ML TECHNOLOGY VENTURES LP
filed 1994-11-14
CIK 748828

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1994

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                             Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
             (Exact name of registrant as specified in its charter)


Delaware                                                                   13-3213176
(State or other jurisdiction of                                            (I.R.S. Employer Identification No.)
incorporation or organization)


World Financial Center, North Tower
New York, New York                                                         10281-1327
(Address of principal executive offices)                                   (Zip Code)


Registrant's telephone number, including area code: (212) 449-1000


Not applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                     INDEX
                          ML TECHNOLOGY VENTURES, L.P.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1994 (Unaudited) and December 31, 1993

Statements of Operations for the Three and Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statements  of  Cash  Flows  for  the  Nine  Months  Ended  September  30,  1994
(Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1994 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                September 30, 1994                December 31,
                                                                                       (Unaudited)                        1993
ASSETS

Cash and cash equivalents                                                           $      467,524             $        461,955
Investments - Notes 2 and 6
    Publicly traded securities (cost $1,089,850 at
       September 30, 1994)                                                               1,547,307                    1,139,154
    Non-publicly traded securities (cost $872,040 at
       September 30, 1994)                                                                 872,040                    1,296,586
    Convertible subordinated note at 13%, due October 1, 1995                              500,000                      500,000
    U.S. Government securities, at amortized cost                                                -                    3,246,547
Accounts receivable (less unamortized discount of $531,614 at September 30, 1994 and $863,099 at December 31, 1993)
    - Note 7                                                                             5,706,561                    5,347,469
                                                                                         ---------                    ---------

TOTAL ASSETS                                                                        $    9,093,432             $     11,991,711
                                                                                    =    =========             =     ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                    $       18,399             $         15,968
Due to Management Company - Note 5                                                         174,656                      174,656
Deferred gain on sale of technology - Note 7                                             1,315,919                    1,315,919
                                                                                         ---------                    ---------
    Total liabilities                                                                    1,508,974                    1,506,543
                                                                                         ---------                    ---------

Partners' Capital:
General Partner                                                                             78,395                      115,334
Limited Partners (69,094 Units)                                                          7,048,606                   10,369,834
Unallocated net unrealized appreciation of investments - Note 2                            457,457                            -
                                                                                           -------                            -
    Total partners' capital                                                              7,584,458                   10,485,168
                                                                                         ---------                   ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                             $    9,093,432             $     11,991,711
                                                                                    =    =========             =     ==========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,

                                                                   1994             1993             1994            1993
                                                                   ----             ----             ----            ----

INCOME

    Royalty and licensing income                               $    322,223     $    288,884    $   976,146     $       889,997
    Interest on accounts receivable                                 111,709          133,026        331,485             409,095
    Other interest income                                             1,971           26,583         10,525             125,297
                                                                      -----           ------         ------             -------
    Total income                                                    435,903          448,493      1,318,156           1,424,389
                                                                    -------          -------      ---------           ---------

EXPENSES

    Management fee - Note 5                                         174,656          174,656        523,968             523,968
    Professional fees                                                11,167           12,132         99,526             107,952
    Mailing and printing                                              5,630            6,094         84,805              91,081
    Miscellaneous                                                         -                -          1,050                 171
                                                                          -                -          -----                 ---
    Total expenses                                                  191,453          192,882        709,349             723,172
                                                                    -------          -------        -------             -------

NET OPERATING INCOME                                                244,450          255,611        608,807             701,217
                                                                    -------          -------        -------             -------

Net realized gain from the sale or termination of
    research and development ventures                                     -          220,031              -             646,587

Net realized loss from the sale or write off of
    investments in stock and warrants                                     -                -       (473,850)                  -
                                                                          -                -       --------                   -

NET REALIZED GAIN (LOSS)                                                  -          220,031       (473,850)            646,587
                                                                          -          -------       --------             -------

NET INCOME (allocable to Partners) - Note 3                    $    244,450     $    475,642    $   134,957     $     1,347,804
                                                               =    =======     =    =======    =   =======     =     =========


Net income per unit of limited partnership interest               $   3.50         $  6.81          $   1.93          $  19.29
                                                                  =   ====         =  ====          =   ====          =  =====


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                                                   1994              1993
                                                                                                   ----              ----

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
    Interest and other income received                                                        $     976,983     $       958,276
    Other operating expenses paid                                                                  (706,918)           (701,800)
                                                                                                   --------            --------
    Cash provided from operating activities                                                         270,065             256,476
                                                                                                    -------             -------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES
    Purchase of equity investments                                                                        -              (7,304)
    Net return (purchase) of investments in U.S. Government securities                            3,228,628           7,197,544
    Proceeds from the sale or termination of research and development
      ventures                                                                                            -             687,501
                                                                                                          -             -------
    Cash provided from investing activities                                                       3,228,628           7,877,741
                                                                                                  ---------           ---------

CASH FLOWS FOR FINANCING ACTIVITIES
    Cash distributions:
      General Partner                                                                               (38,424)            (84,534)
      Limited Partners                                                                           (3,454,700)         (7,600,340)
                                                                                                 ----------          ----------
Cash used for financing activities                                                               (3,493,124)         (7,684,874)
                                                                                                 ----------          ----------

Increase in cash and cash equivalents                                                                 5,569             449,343
Cash and cash equivalents at beginning of period                                                    461,955             316,941
                                                                                                    -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     467,524     $       766,284
                                                                                              =     =======     =       =======


Reconciliation of net income to cash provided from operating activities:
    Net income                                                                                $     134,957     $     1,347,804
                                                                                              -     -------     -     ---------
    Adjustments to reconcile net income to cash provided from operating activities:
      Net realized (gain) loss                                                                      473,850            (646,587)
      Increase in receivables                                                                      (341,173)           (451,331)
      Increase in payables                                                                            2,431               6,590
                                                                                                      -----               -----
    Total adjustments                                                                               135,108          (1,091,328)
                                                                                                    -------          ----------

Cash provided from operating activities                                                       $     270,065     $       256,476
                                                                                              -     -------     -       -------


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994


                                                                                            Unallocated
                                                                                          Net Unrealized
                                                    General             Limited            Appreciation
                                                    Partner            Partners           of Investments             Total

Balance at beginning of period                   $    115,334      $     10,369,834      $             0       $     10,485,168

Valuation adjustment - Note 6                               -                     -            1,188,818              1,188,818

Cash distribution paid:
January 21, 1994 - Note 8                             (38,424)           (3,454,700)                   -             (3,493,124)

Allocation of net income - Note 3                       1,485               133,472                    -                134,957

Change in net unrealized
appreciation of investments                                 -                     -             (731,361)              (731,361)
                                                            -                     -             --------               --------

Balance at end of period                         $     78,395      $      7,048,606      $       457,457       $      7,584,458
                                                 =     ======      =      =========      =       =======       =      =========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.            Organization and Purpose

ML Technology Ventures, L.P. (the "Partnership") is a Delaware limited partnership formed in April 1984. ML R&D Co., L.P., the general partner of the Partnership (the "General Partner"), is also a Delaware limited partnership formed in April 1984, the general partner of which is Merrill Lynch R&D Management Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc.

The objective of the Partnership is to achieve cash flow from the commercialization of a broad range of technologies developed and owned by, or on behalf of, the Partnership. The Partnership engages in research and development activities for the development of new technology through contracts, joint ventures and investments in other partnerships. The Partnership will terminate no later than January 31, 2005.

2.            Significant Accounting Policies

Research and Development Costs - In prior periods, the Partnership incurred costs in connection with its research and development ventures, including patent application costs, which were expensed in the period incurred. Research and development expenses were shown net of value received for the granting of options to purchase technology being developed.

Valuation of Investments - In accordance with the statement of financial accounting standards No. 115, investments in publicly traded securities are recorded at market value based on the closing public market price on the last day of the quarter. Non-publicly traded securities are recorded at the lower of aggregate cost or fair market value as determined in good faith by the General Partner.

Investment Transactions - Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns.

Statements of Cash Flows - The Partnership considers cash held in its interest-bearing cash account to be cash equivalents.

3.            Allocation of Partnership Profits and Losses

The Partnership Agreement provides that profits shall be allocated to all Partners in proportion to their capital contributions until there have been distributions to the Limited Partners equal to their capital contributions, after which time 90% will be allocated to the Limited Partners and 10% to the General Partner until there has been distributed to the Limited Partners an aggregate amount, since the inception of the Partnership, equal to twice their capital contributions and thereafter 80% will be allocated to the Limited Partners and 20% to the General Partner. Losses shall be allocated to all Partners in proportion to their capital contributions provided, however, that to the extent profits have been credited in the 90-10 or 80-20 ratio, losses shall be charged in such ratios in reverse order in which profits were credited.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


4.            Commitment

The Partnership has a $412,696 non-interest bearing obligation payable on demand to MLMS Cancer Research, Inc., the general partner of ML/MS Associates, L.P., a joint venture with IDEC Pharmaceuticals Corporation.

5.            Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 1% of the aggregate capital contributions to the Partnership payable quarterly in arrears.

6. Investments in Equity Securities at September 30, 1994

As of January 1, 1994, the Partnership adopted Financial Accounting Standards Board No. 115 ("FASB" 115) ("Accounting for Certain Investments in Debt and Equity Securities"). The effect on partners' capital of initially applying this FASB is a change in accounting principle, and the unrealized gain for securities available for sale is reflected as a separate component of partners' capital. In accordance with this statement, debt and equity securities which do not have readily determinable market values are not marked to market and the market values of these securities are not reflected in the accompanying balance sheet. However, based on other disclosure requirements, the fair market value of all investments has been estimated by the General Partner and has been disclosed as follows. There were no sales or purchases of securities in the current period.

                                                    Number of          Expiration                              Market Value
                                                    Shares or          Date/Strike                              or Lower of
                                                    Warrants              Price              Cost             Cost or Market
Publicly Traded Securities at
Market Value:
Ecogen Inc.                                           322,682             Stock         $       839,850      $    1,452,069
Photon Technology International, Inc.                 190,476             Stock                 250,000              95,238
                                                                                                -------              ------
Total                                                                                   $     1,089,850      $    1,547,307
                                                                                        =     =========      =    =========

Non-Publicly Traded Securities at
Lower of Cost or Fair Market Value:
IDEC Pharmaceuticals Corporation                      399,000         2/95   $ 7.25     $       228,261      $      228,261
Interleaf, Inc.                                       275,000         12/95  $ 3.50             594,475             594,475
MLMS Cancer Research, Inc.                            420,000             Stock                  49,304              49,304
                                                                                                 ------              ------
Total                                                                                   $       872,040      $      872,040
                                                                                        =       =======      =      =======

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


7.            Accounts Receivable

In June 1988, the Partnership terminated its research and development joint venture with United AgriSeeds, Inc. Under the terms of the termination agreement, accounted for as an installment sale, the Partnership will receive $10 million over an eight-year period which began in January 1989. The $10 million payment will result in a $4.1 million return of capital, a $2.2 million gain from the sale of technology and $3.7 million of interest income to be recorded over the payment period. At September 30, 1994, the balance due from United AgriSeeds, net of unamortized discount, was $5.4 million and the deferred gain from the sale was $1.3 million. The cash payments due from United AgriSeeds total $5.9 million at September 30, 1994. Subsequent to the end of the quarter, on October 3, 1994, the Partnership received a $1.5 million installment sale payment from United AgriSeeds.

8.            Cash Distributions

Cash  distributions paid during
the nine months ended September 30, 1994 and 1993 and cumulative cash distributions paid from inception through September 30, 1994 are listed below:

Distribution                       General          Limited          Per $1,000
        Date                       Partner          Partners         Unit
- - -----------------------------      -----------      -----------      -----------
March 26, 1993                     $    85,000      $ 7,600,000      $       110
January 21, 1994                   $    38,000      $ 3,455,000      $        50

Cumulative totals                  $   591,000      $53,133,000      $       769

9.    Interim Financial Statements

In the opinion of the General Partner of the Partnership, the unaudited interim financial statements as of September 30, 1994, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

From 1985 to 1991, the Partnership funded $59.6 million of research and development commitments to 16 individual research and development ventures (the "R&D Ventures"). This amount represents 95% of the original $62.5 million of net proceeds to the Partnership. The Partnership has no remaining research and development commitments and will not enter into new R&D Ventures in the future.

At September 30, 1994, the Partnership had $468,000 in an interest-bearing cash account. This qualifies as a Permitted Temporary Investment ("PTI") as defined in the Partnership Agreement. For the three and nine months ended September 30, 1994, the Partnership earned interest of $2,000 and $11,000 from its PTI's, respectively. Interest earned from PTI's in future periods will be subject to fluctuations in short-term interest rates and changes in amounts available for investment in PTI's.

In June 1988, the Partnership terminated its interest in its R&D Venture with United AgriSeeds, Inc. The Partnership has been receiving cash payments related to this transaction in installments. At September 30, 1994, the Partnership was entitled to additional cash payments totaling $5.9 million from United AgriSeeds, which the Partnership expects to receive in annual installments until 1997. Subsequent to the end of the quarter, on October 3, 1994, the Partnership received a $1.5 million installment sale payment from United AgriSeeds. See Note 7 of Notes to Financial Statements.

It is anticipated that funds needed to cover future operating expenses will be obtained first from existing cash reserves, then from future royalty and licensing income, interest income, installment sale payments and future asset sales.

The Partnership, through the authority of its General Partner, has the ability to borrow funds. Such borrowing may be used for any Partnership purpose, including working capital, follow-on expenditures for research and development ventures or to exercise warrants. The Partnership is not permitted to borrow more than 10% of the aggregate capital contributions to the Partnership. The Partnership has made no such borrowings to date and does not expect to borrow funds in the future.

Results of Operations

For the three and nine months ended September 30, 1994, the Partnership had net income of $244,000 and $135,000, respectively. For the three and nine months ended September 30, 1993, the Partnership had net income of $476,000 and $1.3 million, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended September 30, 1994 and 1993, the Partnership had net operating income of $244,000 and $256,000, respectively. For the nine months ended September 30, 1994 and 1993, the Partnership had net operating income of $609,000 and $701,000, respectively. The decrease in net operating income for the 1994 periods compared to the 1993 periods primarily resulted from a reduction in interest earned from PTI's and a decrease in interest earned on accounts receivable partially offset by an increase in royalty income. Other interest income was $2,000 and $27,000 for the three months ended September 30, 1994 and 1993, respectively, and $11,000 and $125,000 for the nine months ended September 30, 1994 and 1993, respectively. These decreases are a result of a decrease in funds invested in PTI's during the 1994 periods. Generally, investments in PTI's increase when proceeds are received from receivable and royalty payments and from the sale of Partnership assets and decrease when cash distributions are made to Partners. Interest earned on accounts receivable was $112,000 and $133,000 for the three months ended September 30, 1994 and 1993, respectively, and $331,000 and $409,000 for the nine months ended September 30, 1994 and 1993, respectively. The decrease in interest earned on accounts receivable for the 1994 periods compared to the 1993 periods resulted from the receipt of final installment payments related to the sale of proprietary technology to Interleaf, Inc. during the 1993 periods and a reduced amount of interest earned during the 1994 periods on the outstanding receivable balance due from United AgriSeeds. Royalty income was $322,000 and $289,000 for the three months ended September 30, 1994 and 1993, respectively, and $976,000 and $890,000 for the nine months ended September 30, 1994 and 1993, respectively. The increases in royalty income for the 1994 periods compared to the 1993 periods primarily was due to an increase in royalty income earned from the Partnership's two R&D Ventures with Gen-Probe Incorporated.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities. For the three months ended September 30, 1994, the Partnership had no realized gains or losses. For the nine months ended September 30, 1994, the Partnership had a net realized loss of $474,000 resulting from the expiration of warrants to purchase shares of Photon Technology International, Inc. and Bolt Beranek and Newman, Inc.

During the three and nine months ended September 30, 1993, the Partnership had a net realized gain of $220,000 and $647,000, respectively, relating to the installment sale of proprietary technology to Interleaf, Inc.

Cash Distributions - Cash distributions paid during the nine months ended September 30, 1994 and 1993 and cumulative cash distributions paid to Partners from inception to September 30, 1994 are listed below.

    Distribution                   General          Limited          Per $1,000
        Date                       Partner          Partners         Unit

March 26, 1993                     $    85,000      $ 7,600,000      $       110
January 21, 1994                   $    38,000      $ 3,455,000      $        50

Cumulative totals                  $   591,000      $53,133,000      $       769

                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits

(4) (A) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership dated as of April 23, 1984, as amended through February 22, 1985, included as Exhibit A to the Prospectus of the Partnership dated March 11, 1985.*

(B) (i)  Amendment  dated August 20, 1985 to the Amended and
Restated Certificate and Agreement of Limited Partnership of the Partnership.**

(B) (ii) Amendment dated August 28, 1985 to the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.***

(10) (a) Management Agreement dated as of May 23, 1991 among the Partnership, Management Company and the Managing General Partner.****

(10)  (b)  Sub-Management   Agreement  dated  as  of  May  23,  1991  among  the
Partnership,   Management   Company,   the  Managing  General  Partner  and  the
Sub-Manager.****

(b) No reports on Form 8-K have been filed since the beginning of the period covered by this report.


- - ------------------------------


*        Incorporated  by reference to the  Partnership's  Annual Report on Form
         10-K for the fiscal year ended December 31, 1984 filed with the Securities and Exchange Commission on August 12, 1985.

** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 filed with the Securities and Exchange Commission on November 12, 1985.

*** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986 filed with the Securities and Exchange Commission on May 14, 1986.

****     Incorporated  by reference to the  Partnership's  Annual Report on Form
         10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission on March 30, 1992.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D Co., L.P.
              its General Partner

By:           Merrill Lynch R&D Management Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     Joseph W. Sullivan
              Joseph W. Sullivan
              Treasurer
              (Principal Financial and Accounting Officer)



Date:         November 11, 1994

                                 Exhibit Index


Exhibits                                                                                                           Page


(4) (A) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership dated as of April 23, 1984, as amended through February 22, 1985, included as Exhibit A to the Prospectus of the Partnership dated March 11, 1985.*

(4) (B) (i) Amendment dated August 20, 1985 to the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.**

(4) (B) (ii) Amendment dated August 28, 1985 to the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.***

(10) (a) Management Agreement dated as of May 23, 1991 among the Partnership, Management Company and the Managing General Partner.****

(10)  (b)  Sub-Management   Agreement  dated  as  of  May  23,  1991  among  the
Partnership,   Management   Company,   the  Managing  General  Partner  and  the
Sub-Manager.****


- - ------------------------------


*        Incorporated  by reference to the  Partnership's  Annual Report on Form
         10-K for the fiscal year ended December 31, 1984 filed with the Securities and Exchange Commission on August 12, 1985.

** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 filed with the Securities and Exchange Commission on November 12, 1985.

*** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986 filed with the Securities and Exchange Commission on May 14, 1986.

****     Incorporated  by reference to the  Partnership's  Annual Report on Form
         10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission on March 30, 1992.