Form 10-K
ML TECHNOLOGY VENTURES LP
filed 1995-03-29
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994

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

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                         Name of each exchange on which registered
                    None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]




                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the prospectus of the Registrant dated March 11, 1985, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by the supplement thereto dated May 28, 1985 filed pursuant to Rule 424(c) under the Securities Act of 1933, (collectively the "Prospectus"), are incorporated by reference in Part I, Part II and Part III hereof.

                                     PART I

Item 1.       Business.

Formation

ML Technology Ventures, L.P., (the "Partnership" or the "Registrant") is a Delaware limited partnership formed on April 23, 1984. ML R&D Co., L.P., the general partner of the Partnership (the "General Partner"), is a Delaware limited partnership formed on April 23, 1984, the general partner of which is Merrill Lynch R&D Management Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc. DLJ Capital Management Corporation (the "Sub-Manager") acts as the sub-manager for the Partnership pursuant to a sub-management agreement, dated May 23, 1991, among the Partnership, the General Partner, the Management Company and the Sub-Manager.

The objective of the Partnership is to achieve cash flow from the commercialization of a broad range of technologies developed and owned by or on behalf of the Partnership. The Partnership will terminate no later than January 31, 2005.

In 1985, the Partnership publicly offered, through Merrill Lynch, Pierce, Fenner & Smith Incorporated, 100,000 units of limited partnership interest ("Units") at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-1 (File No. 2-91941) which was declared effective on March 11, 1985. On August 28, 1985, the offering of the Units was completed. A total of 69,094 Units were sold and the General Partner admitted the additional limited partners (the "Limited Partners") to the Partnership. The total capital contributed to the Partnership by the Limited Partners is $69,094,000. Additionally, the General Partner contributed $768,488, representing 1.1% of the total capital contributions to the Partnership.

Research and Development Activities

The Partnership engages in research and development ventures ("R&D Ventures") for the development of new technology through contracts, joint ventures and investments in other partnerships. The Partnership's principal focus is managing the progress of its R&D Ventures, monitoring its royalty arrangements and maximizing cash returns to the Partnership. Since its inception, the Partnership entered into 16 R&D Ventures with 14 companies representing research and development commitments of approximately $60 million. The Partnership completed the funding of its research and development commitments during 1991. The Partnership will not enter into new R&D Ventures and does not expect to fund additional research and development relating to any of its existing R&D Ventures.

As of December 31, 1994, the Partnership had terminated its activities or sold its proprietary technology or joint venture interest in 14 of the 16 R&D Ventures. In exchange for such sales or terminations, the Partnership received cash and/or equity securities of the acquiring company. At December 31, 1994, the Partnership had royalty agreements covering payments from the potential future commercial sales of products developed from eight of the 16 R&D Ventures. The eight R&D Ventures with active royalty agreements with the Partnership at December 31, 1994 are: Berlex Biosciences, Inc., Calgene, Inc., Bolt Beranek and Newman Inc., Wyse Technology Inc., Photon Technology International, Inc., Gen-Probe Incorporated (R&D Venture I), Gen-Probe Incorporated (R&D Venture II) and IDEC Pharmaceuticals Corporation. Two of the eight R&D Ventures (Berlex and Photon) have products still in the developmental stage and the sponsoring development companies are using their own resources to complete such research and development activities. One of the R&D Ventures (IDEC) has products that are past the development stage and into clinical trials. The remaining five R&D Ventures have commercialized the developed technology.

The development companies of each of the Partnership's 16 R&D Ventures are U.S. companies, the majority of which are publicly-held. No single R&D Venture involved  a  commitment  of  more  than  12.5%  of  the  Partnership's  original contributed capital. The Partnership closely monitors the research and development activities related to its R&D Ventures. The Partnership negotiates and arranges for modifications of research, budgets and other terms of its R&D Venture contracts. Each R&D venture contract provides for regular monitoring by the Partnership of the results from research and development activities and subsequent commercial sales activities. The Partnership relies on the technical and business expertise of the officers and employees of the Sub-Manager to monitor and manage the Partnership's R&D Ventures and portfolio of investments. Where appropriate, the Partnership also engages outside experts or consultants.

The Partnership may have entered into R&D Ventures with companies subject to environmental legislation. Earnings from the developed technology and products of such R&D Ventures with such companies may be affected in future periods.

Seasonality

There are no seasonal trends which affect the Partnership's activities.

Patents, Trademarks, Licenses

At December 31, 1994, the Partnership owned certain patents, trademarks or trade names and owns a number of patent applications. The Partnership obtains licenses or sublicenses of both patented and unpatented background technology for purposes of developing new technology through its R&D Ventures. Access to this background technology may be important to the Partnership's ability to develop or commercialize its technology. The Partnership believes that its technology licenses are adequate for its purposes. If patentable technology is developed by the Partnership, whether the Partnership is able to obtain patents on such technology could affect the income or value the Partnership will be able to derive from such technology.

Competition

The information set forth under the heading "Substantial Competition, Technical Advances of Others and Technological Obsolescence" of the section of the Prospectus entitled "Risk and Other Important Factors" on pages 12 and 13 is incorporated herein by reference.

Employees

The Partnership has no employees. The Partnership Agreement provides that the General Partner manages and controls the Partnership's R&D Ventures and investment activities. The Sub-Manager, subject to the supervision of the Management Company, provides the management services in connection with the Partnership's R&D Ventures and investment activities under a sub-management agreement. The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership and is responsible for managing the Partnership's short-term investments in U.S. Government securities ("Permitted Temporary Investments").

Item 2.       Properties.

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

Not applicable.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the caption "Transferability of Units" on pages 50 and 51 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units. The approximate number of holders of Units as of March 17, 1995 is 6,600.

Beginning with December 1994 client account statements, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") implemented new guidelines for valuing limited partnerships and other direct investments reported on client account statements. As a result, MLPF&S no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Partnership's managing general partner may continue to provide its estimate of net asset value in quarterly reports to unit holders. Pursuant to the new guidelines, estimated values for limited partnership investments will be provided annually to MLPF&S by independent valuation services. The estimated values will be based on financial and other information available to the independent services on the prior August 15th. MLPF&S clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services are not market values and unit holders may not be able to sell their units or realize the amounts shown on their MLPF&S statements upon a sale. In addition, unit holders may not realize the amount shown on their account statements upon the liquidation of the Registrant over its remaining life.

The Partnership makes cash distributions to its Partners as soon as practicable after proceeds are received. Cash distributions paid to Partners during the years ended December 31, 1994, 1993 and 1992 and cumulative cash distributions paid from inception to December 31, 1994 are set forth below:

Distribution                        General                        Limited                         Per
     Date                           Partner                       Partners                     $1,000 Unit
     ----                           -------                       --------                     -----------
March 31, 1992                   $    46,000                  $    4,146,000                     $    60
June 26, 1992                    $   257,000                  $   23,146,000                     $   335
March 26, 1993                   $    85,000                  $    7,600,000                     $   110
January 21, 1994                 $    38,000                  $    3,455,000                     $    50

Cumulative totals                   $591,000                  $   53,133,000                     $   769

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                            1994          1993            1992           1991           1990
                                                            ----          ----            ----           ----           ----
Net income                                              $      222     $     2,417    $    20,825    $     9,768     $    5,910

Research and development expenses, net                           -               -              -            883          2,957

Royalty and licensing income                                 1,300           1,193          1,002            573            969

Net realized gain from research and
development ventures                                           335           1,117          1,599          7,721          3,900

Net realized gain (loss) from investments                     (952)            492         17,971          2,429          4,231

Total assets                                                 7,943          11,992         18,378         26,181         17,042

Cash distributions paid to Partners                          3,493           7,685         27,596          2,096         11,038

Cumulative cash distributions paid to Partners              53,724          50,231         42,546         14,950         12,854

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net income                                                   $   3         $    35       $    298        $   140        $    85

Net realized gain from research and
development ventures                                             5              16             23            111             56

Net realized gain (loss) from investments                      (14)              7            257             35             61

Cash distributions paid to Limited Partners                     50             110            395             30            158

Cumulative cash distributions paid to
Limited Partners                                               769             719            609            214            184

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Partnership invests its available cash in Permitted Temporary Investments ("PTIs") as defined in the Partnership Agreement. At December 31, 1994, the Partnership PTI's included $1.7 million in U.S. Treasury Bills with maturities of less than one year and $359,000 in an interest-bearing cash account. For the years ended December 31, 1994, 1993 and 1992, the Partnership earned interest of $33,000, $4,000 and $590,000 from its PTI's, respectively. Interest earned from PTI's in future periods will be subject to fluctuations in short-term interest rates and changes in amounts available for investment in PTI's.

In June 1988, the Partnership terminated its interest in its R&D Venture with United AgriSeeds, Inc. The Partnership has been receiving cash payments related to this transaction in installments since 1988. During October 1994, the Partnership received a $1.5 million installment payment from United AgriSeeds. The remaining cash payments due from United AgriSeeds at December 31, 1994 total $4.4 million.

It is anticipated that funds needed to cover future operating expenses will be obtained first from the Partnership's existing cash reserves, then from operating income, installment sale payments and asset sales.

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

Results of Operations

For the years ended December 31, 1994, 1993 and 1992, the Partnership had net income of $222,000, $2.4 million and $20.8 million, respectively. Net income or loss is comprised of net operating income or loss and net realized gain or loss.

Net Operating Income or Loss - For the years ended December 31, 1994, 1993 and 1992, the Partnership had net operating income of $840,000, $808,000 and $1.3 million, respectively. The increase in net operating income for the 1994 period compared to the 1993 period was the result of increases in royalty and licensing income and other interest income which were partially offset by a decrease in interest on accounts receivable. Royalty and licensing income increased $107,000 for the 1994 period, from $1.2 million in 1993 to $1.3 million in 1994. The increase in royalty and licensing income was due to an increase in royalties received from the Partnership's two R&D Ventures with Gen-Probe Incorporated. Other interest income, primarily consisting of interest earned from PTI's, was $33,000 and $4,000 for the years ended December 31, 1994 and 1993, respectively. The increase in other interest income for the 1994 period was due to an increase in interest earned from PTI's for the 1994 period compared to the 1993 period. The increase in interest earned from PTI's for 1994 was a result of an increase in funds invested in PTI's during the 1994 period compared to the 1993 period. Interest on accounts receivable was $419,000 and $524,000 for the years ended December 31, 1994 and 1993, respectively. The decrease in interest earned on accounts receivable for the 1994 period compared to the 1993 period resulted from the receipt of final installment payments related to the sale of proprietary technology to Interleaf, Inc. during 1993 and a reduction in interest earned during the 1994 period from the lower outstanding receivable balance due from United AgriSeeds.

The decrease in net operating income for the 1993 period compared to the 1992 period was due to a $586,000 decrease in other interest income and a $112,000 decrease in interest earned on accounts receivable for the 1993 period compared to the 1992 period. These decreases were partially offset by a $191,000 increase in royalty and licensing income for the 1993 period compared to the 1992 period. The decrease in other interest income was due to a reduced amount of funds invested in the 1993 period compared to the 1992 period. During the 1992 period, the Partnership sold equity positions resulting in proceeds of $27.4 million to the Partnership. These funds were invested in PTI's until distributions were made to Partners in March and June of 1992. The decrease in interest on accounts receivable for the 1993 period compared to the 1992 period was due to a reduced amount of interest earned from the lower outstanding receivable balance due from United AgriSeeds and Interleaf. The increase in royalty income for the 1993 period compared to the 1992 period was due to an increase in royalties from Gen-Probe Incorporated.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities. For the year ended December 31, 1994, the Partnership had a net realized loss of $618,000. For the years ended December 31, 1993 and 1992, the Partnership had a net realized gain of $1.6 million and $19.6 million, respectively.

During the year ended December 31, 1994, the Partnership realized a $228,000 loss from the write-off of its warrants to purchase common shares of IDEC Pharmaceuticals Corporation, which expired in February 1995. Also at December 31, 1994, the Partnership wrote-off $250,000 of its $500,000 subordinated note due from Photon Technology International, Inc. ("PTI") due to uncertainty regarding repayment of the note. Additionally, the Partnership realized a $474,000 loss due to the expiration of its warrants to purchase common shares of Photon Technology International, Inc. and Bolt Beranek and Newman Inc. during April 1994 and May 1994, respectively. Also during 1994, the Partnership realized a gain of $335,000 from the installment sale of proprietary technology to United AgriSeeds.

During the year ended December 31, 1993, the Partnership recorded realized gains of $871,000 and $245,000 relating to the installment sale of proprietary technology to Interleaf, Inc. and United AgriSeeds, Inc., respectively. Also during 1993, the Partnership realized a gain of $492,000 from the receipt of a settlement payment relating to its participation as a plaintiff in a class action suit. The class action suit was filed on behalf of former shareholders of Gen-Probe who contended that they did not receive fair and adequate compensation for their Gen-Probe shares in connection with the 1989 Chugai Pharmaceutical Company acquisition of Gen-Probe. In connection with the merger, in 1989, the Partnership sold its warrants to purchase 1,175,000 common shares of Gen-Probe.

During the year ended December 31, 1992, the Partnership sold its joint venture interest with Gen-Probe, related to the Gen-Probe II R&D Venture, for $600,000 and potential future royalties. In 1992, the Partnership also recorded realized gains totaling $799,000 and $201,000 from the installment sale of proprietary technology to Interleaf and United AgriSeeds, respectively. Also during 1992, the Partnership sold the following equity securities in the public market:
562,500 common shares of Advanced Magnetics, Inc. realizing a gain of $8.2 million, 268,251 common shares of IDEXX Laboratories, Inc. realizing a gain of $5.2 million, 356,696 common shares of Calgene, Inc. realizing a gain of $3.4 million, 105,000 common shares of Ecogen Inc. realizing a gain of $1 million and 44,900 shares of Bolt Beranek and Newman Inc. realizing a gain of $179,000.

Item 8.       Financial Statements and Supplementary Data.

                          ML TECHNOLOGY VENTURES, L.P.
                                     INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1994 and 1993

Statements of Operations for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

Statements of Changes in Partners' Capital for the years ended December 31, 1992, 1993 and 1994

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Technology Ventures, L.P.:

We have audited the accompanying balance sheets of ML Technology Ventures, L.P. (the "Partnership") as of December 31, 1994 and 1993, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Technology Ventures, L.P. at December 31, 1994 and 1993, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 6 to the financial statements, the Partnership changed its method of accounting for certain investments in debt and equity securities as of January 1, 1994 to conform with Statement of Financial Accounting Standard No.
115.

As discussed in Notes 2 and 6, the 1993 financial statements include securities valued at the lower of cost or market value, whose values were estimated by the General Partner in the absence of readily ascertainable market values. We reviewed the procedures used by the General Partner in arriving at its estimate of value of such securities and inspected underlying documentation, and, in the circumstances, we believe the procedures were reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may have differed significantly from the values that were used had a ready market for the securities existed, and the differences could have been material.


Deloitte & Touche LLP

New York, New York
January 27, 1995

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1994                1993
                                                                                                 ----                ----

ASSETS

Cash and cash equivalents                                                                   $      359,001     $        461,955
Investments - Notes 2 and 6
    U.S. Government securities, at amortized cost - Note 11                                      1,748,819            3,246,547
    Publicly traded securities (cost $1,684,325 at December 31, 1994)                            1,244,954            2,386,436
    Other equity investments, at cost                                                               49,304               49,304
    Convertible subordinated note at 13%, due October 1, 1995                                      250,000              500,000
Accounts receivable (less unamortized discount of $443,878 at
    December 31, 1994 and $863,099 at December 31, 1993) - Note 7                                4,291,425            5,347,469
                                                                                                 ---------            ---------

TOTAL ASSETS                                                                                $    7,943,503     $     11,991,711
                                                                                            =    =========     =     ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                            $       12,658     $         15,968
Due to Management Company - Note 5                                                                 174,656              174,656
Deferred gain on sale of technology - Note 7                                                       981,363            1,315,919
                                                                                                   -------            ---------
    Total liabilities                                                                            1,168,677            1,506,543
                                                                                                 ---------            ---------

Partners' Capital:
General Partner                                                                                     79,354              115,334
Limited Partners (69,094 Units)                                                                  7,134,843           10,369,834
Unallocated net unrealized depreciation of investments - Note 2                                   (439,371)                   -
                                                                                                  --------                    -
    Total partners' capital                                                                      6,774,826           10,485,168
                                                                                                 ---------           ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    7,943,503     $     11,991,711
                                                                                            =    =========     =     ==========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                1994             1993                1992
                                                                                ----             ----                ----

INCOME

    Royalty and licensing income                                          $    1,300,178     $    1,192,510    $      1,001,935
    Interest on accounts receivable                                              419,221            523,832             635,628
    Other interest income                                                         33,059              3,933             590,248
                                                                                  ------              -----             -------
    Total income                                                               1,752,458          1,720,275           2,227,811
                                                                               ---------          ---------           ---------

EXPENSES

    Management fee - Note 5                                                      698,624            698,624             698,624
    Professional fees                                                            122,124            116,254             180,197
    Mailing and printing                                                          90,952             97,578              93,781
    Miscellaneous                                                                  1,050                171                 450
                                                                                   -----                ---                 ---
    Total expenses                                                               912,750            912,627             973,052
                                                                                 -------            -------             -------

NET OPERATING INCOME                                                             839,708            807,648           1,254,759
                                                                                 -------            -------           ---------

Net realized gain from research and development
    ventures - Note 9                                                            334,556          1,116,577           1,599,278

Net realized gain (loss) from investments - Note 10                             (952,111)           492,438          17,970,608
                                                                                --------            -------          ----------

NET REALIZED GAIN (LOSS)                                                        (617,555)         1,609,015          19,569,886
                                                                                --------          ---------          ----------

NET INCOME (allocable to Partners) - Note 3                               $      222,153     $    2,416,663    $     20,824,645
                                                                          =      =======     =    =========    =     ==========

Net income per unit of limited partnership interest                              $  3.18          $   34.59          $  298.08
                                                                                 =  ====          =   =====          =  ======


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

                                                                               1994              1993                1992
                                                                               ----              ----                ----
CASH FLOWS PROVIDED FROM OPERATING
    ACTIVITIES
    Interest and other income received                                    $    1,748,825     $    1,764,427    $      1,950,681
    Other operating expenses paid                                               (916,060)          (901,318)         (1,012,365)
                                                                                --------           --------          ----------
    Cash provided from operating activities                                      832,765            863,109             938,316
                                                                                 -------            -------             -------

CASH FLOWS PROVIDED FROM INVESTING
    ACTIVITIES
    Purchase of equity investments                                                     -             (7,304)           (388,459)
    Deposits released from escrow                                                      -                  -             124,811
    Net return (purchase) of investments in U.S.
      Treasury Bills                                                           1,500,599          4,963,204          (8,191,832)
    Proceeds from the sale or termination of research
      and development ventures                                                 1,056,806          1,518,441           2,884,658
    Proceeds from the sale of investments in stock                                     -            492,438          27,412,020
                                                                                       -            -------          ----------
    Cash provided from investing activities                                    2,557,405          6,966,779          21,841,198
                                                                               ---------          ---------          ----------

CASH FLOWS FOR FINANCING ACTIVITIES
    Cash distributions:
      General Partner                                                            (38,424)           (84,534)           (303,554)
      Limited Partners                                                        (3,454,700)        (7,600,340)        (27,292,130)
                                                                              ----------         ----------         -----------
Cash used for financing activities                                            (3,493,124)        (7,684,874)        (27,595,684)
                                                                              ----------         ----------         -----------

Increase (decrease) in cash and cash equivalents                                (102,954)           145,014          (4,816,170)
Cash and cash equivalents at beginning of period                                 461,955            316,941           5,133,111
                                                                                 -------            -------           ---------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                             $      359,001     $      461,955    $        316,941
                                                                          =      =======     =      =======    =        =======

Reconciliation of net income to cash provided from operating activities:
    Net income                                                            $      222,153     $    2,416,663    $     20,824,645
                                                                          -      -------     -    ---------    -     ----------
    Adjustments to reconcile net income to cash
      provided from operating activities:
      Net realized (gain) loss                                                   617,555         (1,609,015)        (19,569,886)
      (Increase) decrease in receivables                                          (3,633)            56,934            (284,107)
      Decrease in payables                                                        (3,310)            (1,473)            (32,336)
                                                                                  ------             ------             -------
    Total adjustments                                                            610,612         (1,553,554)        (19,886,329)
                                                                                 -------         ----------         -----------

Cash provided from operating activities                                   $      832,765     $      863,109    $        938,316
                                                                          =      =======     =      =======    =        =======

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1992, 1993 and 1994


                                                                                            Unallocated
                                                                                          Net Unrealized
                                                                                           Appreciation
                                                       General          Limited           (Depreciation)
                                                       Partner         Partners           of Investments             Total
Balance at December 31, 1991                       $    247,768    $     22,276,650                            $     22,524,418

Cash distributions paid:
March 31, 1992 - Note 8                                 (46,110)         (4,145,640)                                 (4,191,750)
June 26, 1992 - Note 8                                 (257,444)        (23,146,490)                                (23,403,934)

Allocation of net income - Note 3                       229,071          20,595,574                                  20,824,645
                                                        -------          ----------                                  ----------

Balance at December 31, 1992                            173,285          15,580,094                                  15,753,379

Cash distribution, paid
March 26, 1993 - Note 8                                 (84,534)         (7,600,340)                                 (7,684,874)

Allocation of net income                                 26,583           2,390,080                                   2,416,663
                                                         ------           ---------                                   ---------

Balance at December 31, 1993                            115,334          10,369,834                                  10,485,168

Valuation adjustment - Note 6                                 -                   -       $     1,188,818             1,188,818

Cash distribution, paid
January 21, 1994 - Note 8                               (38,424)         (3,454,700)                    -            (3,493,124)

Allocation of net income                                  2,444             219,709                     -               222,153

Change in net unrealized appreciation
or depreciation of investments                                -                   -            (1,628,189)           (1,628,189)
                                                              -                   -            ----------            ----------

Balance at December 31, 1994                       $     79,354    $      7,134,843       $      (439,371)     $      6,774,826
                                                   =     ======    =      =========       =      ========      =      =========


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

2.       Significant Accounting Policies

Research and Development Costs - In prior periods, the Partnership incurred costs in connection with its research and development ventures, including patent application costs, which were expensed in the period incurred. Research and development expenses were shown net of value received for the granting of options to purchase technology being developed. Valuation of Investments - In accordance with the Statement of Financial Accounting Standards No. 115, investments in available-for-sale securities (publicly traded securities) are accounted for at market value based on the closing public market price on the last day of the quarter. Non-publicly traded securities are accounted for at cost. The cost of an investment is written down to its fair value when the investment is determined to be other than temporarily impaired. In prior years, investments in equity securities were accounted for at the lower of aggregate cost or fair market value as determined in good faith by the General Partner. Investment Transactions - Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. Statements of Cash Flows - The Partnership considers cash held in its interest-bearing cash account to be cash equivalents.

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

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS

General Partner. Losses shall be allocated to all Partners in proportion to their capital contributions provided, however, that to the extent profits have been credited in the 90-10 or 80-20 ratio, losses shall be charged in such ratios in reverse order in which profits were credited.

4.       Commitment

The Partnership has a $412,696 commitment to fund MLMS Cancer Research, Inc. The Partnership is a shareholder of MLMS Cancer Research which is the general partner of ML/MS Associates, L.P., a research and development joint venture with IDEC Pharmaceuticals Corporation.

5.       Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 1% of the aggregate capital contributions to the Partnership payable quarterly in arrears.

6.       Investments in Equity Securities at December 31, 1994 and 1993

As of January 1, 1994, the Partnership adopted Financial Accounting Standards Board No. 115 ("FASB" 115) ("Accounting for Certain Investments in Debt and Equity Securities"). The effect on partners' capital of initially applying this FASB is a change in accounting principle, and the unrealized gain for securities available for sale is reflected as a separate component of partners' capital. In accordance with this statement, debt and equity securities which do not have readily determinable market values are not marked to market and the market values of these securities are not reflected in the balance sheet. At December 31, 1993, the Partnership's investments in equity securities were carried at the lower of aggregate cost or fair market value. There were no sales or purchases of securities in the current period.

                                                                      1994                                     1993
                                                                      ----                                     ----

                                                                                                                     Lower of
                                                                                                                     Aggregate
                                                Shares/                    Unrealized       Market       Shares/      Cost or
                                               Warrants       Cost         Gain (Loss)      Value        Warrants     Market
Publicly Traded Securities:
Ecogen Inc. - common stock                      322,682    $    839,850  $    309,866   $  1,149,716     322,682   $    839,850
Interleaf, Inc. - warrant                       275,000         594,475      (594,475)             0     275,000        594,475
Photon Technology International, Inc.
   - common stock                               190,476         250,000      (154,762)        95,238     190,476        250,000
   - warrants                                         -               -             -                    500,000        473,750
Bolt Beranek and Newman Inc. - warrants               -               -                            -     212,710            100
IDEC Pharmaceuticals Corporation - warrant            -               -                            -     399,000        228,261
                                                                      -                            -                    -------

Total                                                      $  1,684,325  $   (439,371)  $  1,244,954               $  2,386,436
                                                           =  =========  =   ========   =  =========               =  =========

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS

7.       Accounts Receivable

In June 1988, the Partnership terminated its research and development joint venture with United AgriSeeds, Inc. Under the terms of the termination agreement, accounted for as an installment sale, the Partnership will receive $10 million over an eight-year period which began in January 1989. The $10 million payment will result in a $4.1 million return of capital, a $2.2 million gain from the sale of technology and $3.7 million of interest income to be recorded over the payment period. At December 31, 1994, the balance due from United AgriSeeds, net of unamortized discount, was $4 million and the deferred gain from the sale was $981,000. The cash payments due from United AgriSeeds total $4.4 million at December 31, 1994.

8.       Cash Distributions

Cash distributions paid to Partners during fiscal 1994, 1993 and 1992 and cumulative cash distributions paid from inception of the Partnership through December 31, 1994 are listed below:

    Distribution                        General                      Limited                  Per $1,000
        Date                            Partner                     Partners                     Unit
        ----                            -------                     --------                     ----
March 31, 1992                       $     46,000               $      4,146,000               $   60
June 26, 1992                        $    257,000               $     23,146,000               $  335
March 26, 1993                       $     85,000               $      7,600,000               $  110
January 21, 1994                     $     38,000               $      3,455,000               $   50

Cumulative totals  $                 591,000    $               53,133,000     $               769

9.       Net Realized Gains from Research and Development Ventures

For the year ended December 31, 1994, the Partnership realized a $335,000 gain relating to the receipt of an installment sale payment from United AgriSeeds, Inc. For the years ended December 31, 1993 and 1992, the Partnership realized gains of $1.1 million and $1.0 million, respectively, relating to the receipt of installment sale payments from United AgriSeeds, Inc. and Interleaf, Inc. Additionally, in 1992, the Partnership realized a $600,000 gain from the sale of its joint venture interest in the Gen-Probe II research and development venture.

10.      Net Realized Gains or Losses from Investments

For the year ended December 31, 1994, the Partnership realized a $702,000 loss from the expiration or write-off of warrants to purchase common stock of Photon Technology International, Inc., IDEC Pharmaceuticals Corporation and Bolt Beranek and Newman, Inc. Additionally during the year, the Partnership wrote-off $250,000 of its $500,000 subordinated note due from Photon Technology International, Inc. For the year

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


ended December 31, 1993, the Partnership realized a gain of $492,000 from the settlement of a class action lawsuit related to the 1989 acquisition of Gen-Probe Incorporated by Chugai Pharmaceutical Company. For the year ended December 31, 1992, the Partnership realized a gain of $18 million from the sale of equity positions in Advanced Magnetics, Inc., IDEXX Laboratories, Inc., Ecogen Inc. and Calgene, Inc.

11.      Investments in U.S. Government Securities

At December 31, 1994 and 1993, the Partnership had investments in U. S. Government securities as detailed below.

                                                            Maturity          Purchase          Amortized
Issuer                                         Yield          Date              Price             Cost             Face Value

At December 31, 1994:

U.S. Treasury Bill                            4.86%            1/5/95    $    1,728,029      $    1,748,819     $     1,750,000
                                                                         -    ---------      -    ---------     -     ---------


At December 31, 1993:

U.S. Treasury Bill                            2.97%           1/13/94    $    2,479,994      $    2,497,319     $     2,500,000
U.S. Treasury Bill                            2.85%           1/13/94           748,634             749,228             750,000
                                                                                -------             -------             -------

Total                                                                    $    3,228,628      $    3,246,547     $     3,250,000
                                                                         =    =========      =    =========     =     =========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant.

The Partnership

The information set forth under the subcaption "The General Partner" on page 23 of the section of the Prospectus entitled "Management of the Partnership" is incorporated herein by reference.

The Management Company

Merrill Lynch R&D Management Inc. (the "Management Company") performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement, dated as of October 15, 1984, between the Partnership and the
Management Company. As of March 17, 1995, the directors of the Management Company and the officers of the Management Company involved in the administrative and operational support of the Partnership are:

                                                                                                   Served in Present
Name and Age                                           Position Held                               Capacity Since

Kevin K. Albert (42)                                   Director                                    April 2, 1990
                                                       President                                   July 5, 1991


Robert F. Aufenanger (41)                              Director                                    April 2, 1990
                                                       Executive Vice President                    February 2, 1993

Robert W. Seitz (48)                                   Director                                    February 1, 1993
                                                       Vice President                              February 2, 1993

Joseph W. Sullivan (37)                                Treasurer                                   February 2, 1993

The directors of the Management Company will serve as directors until their successors are elected and qualify at the next annual meeting of stockholders. The executive officers of the Management Company will hold office until their successors are elected and qualify at the next annual meeting of the Board of Directors of the Management Company.

On May 23, 1991, the Management Company entered into a sub-management agreement with DLJ Capital Management Corporation ("DLJ Management") pursuant to which DLJ Management, an indirect wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, Inc., provides management and advisory services in connection with the research and development activities (the "R&D Activities") and investments of the Partnership.

Such arrangements provide that DLJ Management, subject to the overall responsibility and control of the Management Company and the Partnership, will make all decisions regarding the Partnership's R&D Activities and investments and, among other things, structure, negotiate and monitor the status of the Partnership's joint ventures and portfolio limited partnerships and exercise the rights and fulfill the responsibilities of the Partnership under direct development contracts or joint ventures and exercise any rights the Partnership may have as a limited partner in portfolio limited partnerships. The Management Company continues to serve as the management company for the Partnership. Fees of DLJ Management are paid directly by the Management Company.

The Management Company has arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to provide administrative services to the Partnership. Fees for such services are paid directly by the Management Company.

Item 11.      Executive Compensation.

The information set forth under the heading "Allocations of Profits and Loss" of
Section 3.3 of Article 3 of the Restated Certificate and Agreement of Limited Partnership attached as Exhibit A to the Prospectus is incorporated herein by reference.

The information set forth in the fourth paragraph of the section of the Prospectus entitled "The Management Company Fees" on page 23 is incorporated herein by reference.

Under the sub-management agreement with DLJ Management, the Management Company pays DLJ Management 95% of the compensation which it receives under its management agreement with the Partnership. Additionally, DLJ Management and an affiliated entity, DLJ Associates VI L.P., have been admitted as limited partners of ML R&D Co., L.P., the general partner of the Partnership, and will be reallocated a percentage of the profits previously allocable to the Management Company as the general partner of ML R&D Co., L.P.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

As of March 17, 1995, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. In addition, no director or officer of the Management Company is known by the Partnership to be the beneficial owner of any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Messrs. Albert and Aufenanger are involved with certain other entities affiliated with Merrill Lynch or its affiliates. Robert W. Seitz, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Joseph W. Sullivan, a Treasurer of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1990. From 1988 to 1990, Mr. Sullivan was an Assistant Vice President with Standard & Poor's Debt Rating Group.

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           1.  Independent Auditors' Report

                  Balance Sheets as of December 31, 1994 and 1993

                  Statements of Operations for the years ended December 31, 1994, 1993 and 1992

                  Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

                  Statements of Changes in Partners' Capital for the years ended December 31, 1992, 1993 and 1994

                  Notes to Financial Statements

2.     Exhibits

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

              (B)        (ii) Amendment dated August 28, 1985 to the Amended and
                         Restated   Certificate   and   Agreement   of   Limited
                         Partnership of the Partnership.***

       (10)   (a)        Management  Agreement  dated as of May 23,  1991  among  the  Partnership,  Management  Company  and the
                         Managing General Partner.

       (10)   (b)        Sub-Management  Agreement  dated as of May 23,  1991  among the  Partnership,  Management  Company,  the
                         Managing General Partner and the Sub-Manager.

       (27)              Financial Data Schedule.

(b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.



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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1995.


              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D CO., L.P.
              General Partner


By:           MERRILL LYNCH R&D MANAGEMENT INC.
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March 1995.


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer and Director)

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

(4) (B) (ii) Amendment dated August 28, 1985 to the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.***

(10)   (a)        Management  Agreement  dated  as of May  23,  1991  among  the
                  Partnership,  Management Company and the Managing General
                  Partner.

(10) (b) Sub-Management Agreement dated as of May 23, 1991 among the Partnership, Management Company, the Managing General Partner and the Sub-Manager.

(27)              Financial Data Schedule.


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