Form 10-Q
period 1995-03-31
ML TECHNOLOGY VENTURES LP
filed 1995-05-12
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML TECHNOLOGY VENTURES, L.P.

                                     INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1995 (Unaudited) and December 31, 1994

Statements of Operations for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                       March 31, 1995         December 31,
                                                                                         (Unaudited)                 1994
ASSETS

Cash and cash equivalents                                                             $      600,358           $       359,001
Investments - Notes 2 and 6
    Publicly traded securities (cost $1,089,850 at March 31, 1995
      and $1,684,325 at December 31, 1994)                                                   885,418                 1,244,954
    Other equity investments, at cost                                                         49,304                    49,304
    Convertible subordinated note at 13%, due October 1, 1995                                250,000                   250,000
    U.S. Government securities, at amortized cost                                          1,993,855                 1,748,819
Accounts receivable (less unamortized discount of $358,050 at
    March 31, 1995 and $443,878 at December 31, 1994) - Note 7                             4,417,145                 4,291,425
Receivable from securities sold                                                               23,747                         -
                                                                                              ------                         -

TOTAL ASSETS                                                                          $    8,219,827           $     7,943,503
                                                                                      =    =========           =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $       61,564           $        12,658
Due to Management Company - Note 5                                                           174,656                   174,656
Deferred gain on sale of technology - Note 7                                                 981,363                   981,363
                                                                                             -------                   -------
    Total liabilities                                                                      1,217,583                 1,168,677
                                                                                           ---------                 ---------

Partners' Capital:
General Partner                                                                               79,271                    79,354
Limited Partners (69,094 Units)                                                            7,127,405                 7,134,843
Unallocated net unrealized depreciation of investments - Note 2                             (204,432)                 (439,371)
                                                                                            --------                  --------
    Total partners' capital                                                                7,002,244                 6,774,826
                                                                                           ---------                 ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    8,219,827           $     7,943,503
                                                                                      =    =========           =     =========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                                1995                  1994
                                                                                                ----                  ----

INCOME

    Royalty and licensing income                                                             $    366,978         $     317,753
    Interest on accounts receivable                                                                85,828               109,281
    Other interest income                                                                          25,676                 6,872
                                                                                                   ------                 -----
    Total income                                                                                  478,482               433,906
                                                                                                  -------               -------

EXPENSES

    Management fee - Note 5                                                                       174,656               174,656
    Professional fees                                                                              74,863                74,438
    Mailing and printing                                                                           14,432                67,195
    Miscellaneous                                                                                     371                 1,050
                                                                                                      ---                 -----
    Total expenses                                                                                264,322               317,339
                                                                                                  -------               -------

NET OPERATING INCOME                                                                              214,160               116,567

Net realized loss from investments in stock and warrants                                         (221,681)             (473,750)
                                                                                                 --------              --------

NET LOSS (allocable to Partners) - Note 3                                                    $     (7,521)        $    (357,183)
                                                                                             =     ======         =    ========

Net loss per unit of limited partnership interest                                                 $(.11)               $ (5.11)
                                                                                                  =====                = =====


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                               1995                  1994
                                                                                               ----                  ----

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
    Interest and other income received                                                    $      372,006        $       332,563
    Other operating expenses paid                                                               (217,249)              (188,665)
                                                                                                --------               --------
    Cash provided from operating activities                                                      154,757                143,898
                                                                                                 -------                -------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES
    Net return (purchase) of investments in U.S. Government securities                          (262,447)             3,228,628
    Proceeds from the sale of investments in stock and warrants                                  349,047                      -
                                                                                                 -------                      -
    Cash provided from investing activities                                                       86,600              3,228,628
                                                                                                  ------              ---------

CASH FLOWS FOR FINANCING ACTIVITIES
    Cash distributions:
    General Partner                                                                                    -                (38,424)
    Limited Partners                                                                                   -             (3,454,700)
                                                                                                       -             ----------
Cash used for financing activities                                                                     -             (3,493,124)
                                                                                                       -             ----------

Increase (decrease) in cash and cash equivalents                                                 241,357               (120,598)
Cash and cash equivalents at beginning of period                                                 359,001                461,955
                                                                                                 -------                -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $      600,358        $       341,357
                                                                                          =      =======        =       =======


Reconciliation of net loss to cash provided from operating activities:
    Net loss                                                                              $       (7,521)       $      (357,183)
                                                                                          -       ------        -      --------
    Adjustments to reconcile net loss to cash provided from
      operating activities:
      Net realized loss                                                                          221,681                473,750
      Increase in receivables                                                                   (108,309)              (101,343)
      Increase in payables                                                                        48,906                128,674
                                                                                                  ------                -------
    Total adjustments                                                                            162,278                501,081
                                                                                                 -------                -------

Cash provided from operating activities                                                   $      154,757        $       143,898
                                                                                          =      =======        =       =======


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1995


                                                                                            Unallocated
                                                                                          Net Unrealized
                                                       General           Limited           Depreciation
                                                       Partner          Partners          of Investments             Total
Balance at beginning of period                      $    79,354      $    7,134,843       $     (439,371)      $     6,774,826

Allocation of net loss - Note 3                             (83)             (7,438)                   -                (7,521)

Change in net unrealized
depreciation of investments                                   -                   -              234,939               234,939
                                                              -                   -              -------               -------

Balance at end of period                            $    79,271      $    7,127,405       $     (204,432)      $     7,002,244
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

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that profits shall be allocated to all Partners in proportion to their capital contributions until there have been distributions to the Limited Partners equal to their capital contributions, after which time 90% will be allocated to the Limited Partners and 10% to the General Partner until there has

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


been distributed to the Limited Partners an aggregate amount, since the inception of the Partnership, equal to twice their capital contributions and thereafter 80% will be allocated to the Limited Partners and 20% to the General Partner. Losses shall be allocated to all Partners in proportion to their capital contributions provided, however, that to the extent profits have been credited in the 90-10 or 80-20 ratio, losses shall be charged in the reverse order in which profits were credited.

4.       Commitment

The Partnership has a $412,696 commitment to fund MLMS Cancer Research, Inc. The Partnership is a shareholder of MLMS Cancer Research which is the general partner of ML/MS Associates, L.P., formerly a research and development joint venture with IDEC Pharmaceuticals Corporation.

5.       Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 1% of the aggregate capital contributions to the Partnership payable quarterly in arrears.

6.       Investments in Equity Securities at March 31, 1995

Beginning on January 1, 1994, the Partnership adopted the statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". The effect on partners' capital of initially applying FAS 115 is a change in accounting principle, and the unrealized gain or loss for securities available for sale is reflected as a separate component of partners' capital. In accordance with this statement, debt and equity securities which do not have readily determinable market values are not marked to market and the market values of these securities are not reflected in the balance sheet.

                                                                                               Unrealized             Market
                                                         Shares             Cost               Gain (Loss)             Value

Publicly Traded Securities:

Ecogen Inc. - common stock                                322,682       $      839,850        $     (73,480)       $    766,370
Photon Technology International, Inc.
   - common stock                                         190,476              250,000             (130,952)            119,048
                                                                               -------             --------             -------

Total                                                                   $    1,089,850        $    (204,432)       $    885,418
                                                                        =    =========        =    ========        =    =======

During March 1995, in a non-cash transaction, the Partnership exchanged its warrant to purchase 275,000 shares of Interleaf, Inc. common stock at $3.50 per share for 72,368 shares of Interleaf common stock. Such

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


shares were sold during March 1995 in the public market for $373,000, resulting in a realized loss of $222,000.

In March 1995, the joint venture between IDEC Pharmaceuticals Corporation and ML/MS Associates, L.P. was terminated. In connection with the termination and cancellation of all future rights to royalties from the sale of commercialized products, ML/MS Associates received 1,000,000 shares of unregistered IDEC common stock and 69,375 shares of 10% dividend accumulating preferred stock of IDEC. The Partnership owns a 36.2% limited partnership interest in ML/MS Associates and 420,000 shares of MLMS Cancer Research, Inc. ("CRI") common stock, the general partner of ML/MS Associates, representing a 36.5% ownership of CRI. CRI has a 1% ownership interest in ML/MS Associates.

7.       Accounts Receivable

In June 1988, the Partnership terminated its research and development joint venture with United AgriSeeds, Inc. Under the terms of the termination agreement, accounted for as an installment sale, the Partnership will receive $10 million over an eight-year period which began in January 1989. The $10 million payment will result in a $4.1 million return of capital, a $2.2 million gain from the sale of technology and $3.7 million of interest income to be recorded over the payment period. At March 31, 1995, the balance due from United AgriSeeds, net of unamortized discount, was $4 million and the deferred gain from the sale was $981,000. The cash payments due from United AgriSeeds total $4.4 million at March 31, 1995.

8.       Cash Distributions

Cash distributions paid to Partners during the periods presented and cumulative cash distributions paid from inception of the Partnership through March 31, 1995 are listed below:

                                                        General                 Limited                Per $1,000
Distribution Date                                       Partner                Partners                   Unit

January 21, 1994                                    $     38,424           $     3,454,700               $   50
Inception to December 31, 1993                           552,545                49,678,586                  719
                                                         -------                ----------                  ---
Cumulative totals at March 31, 1995                 $    590,969           $    53,133,286               $  769
                                                    =    =======           =    ==========               =  ===

9.       Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1995, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

From 1985 to 1991, the Partnership funded $59.6 million of research and development commitments to 16 individual research and development ventures (the "R&D Ventures"). This amount represents 95% of the original $62.5 million of net proceeds to the Partnership. The Partnership has no unfunded research and development commitments and will not enter into new R&D Ventures in the future.

The Partnership invests its available cash in Permitted Temporary Investments ("PTIs") as defined in the Partnership Agreement. At March 31, 1995, the Partnership's PTI's included $2 million in U.S. Treasury Bills with maturities of less than one year and $600,000 in an interest-bearing cash account. For three months ended March 31, 1995, the Partnership earned interest of $26,000 from its PTI's. Interest earned from PTI's in future periods will be subject to fluctuations in short-term interest rates and changes in amounts available for investment in PTI's.

Cash payments due from United AgriSeeds, Inc. at March 31, 1995 total $4.4 million. The Partnership is scheduled to receive $2 million in September 1995 and $2.4 million in September 1996. Such payments relate to the 1988 termination of the Partnership's R&D Venture with United AgriSeeds.

It is anticipated that funds needed to cover future operating expenses will be obtained from future royalty and licensing income, interest income from PTI's, installment sale proceeds and proceeds received by the Partnership from the sale of its technology, joint venture interests and equity securities.

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

Results of Operations

For the three months ended March 31, 1995 and 1994, the Partnership had a net loss of $8,000 and $357,000, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended March 31, 1995 and 1994, the Partnership had net operating income of $214,000 and $117,000, respectively. The increase in net operating income for the 1995 period compared to the 1994 period primarily is the result of a $49,000 increase in royalty and licensing income for the 1995 period and a $53,000 decrease in mailing and printing expenses for the 1995 period. Mailing and printing expenses were $14,000 and $67,000 for the three months ended March 31, 1995 and 1994, respectively. The decrease in mailing and printing expenses for the 1995 period was due to certain cost control measures implemented by the Partnership during the period to reduce such expenses. Royalty and licensing income for the three months ended March 31, 1995 and 1994 was $367,000 and $318,000, respectively. The increase in royalty and licensing income for the 1995 period was due to an increase in income earned from the two royalty agreements with Gen-Probe Incorporated.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities. For the three months ended March 31, 1995, the Partnership had a net realized loss of $222,000. During March 1995, in a non-cash transaction, the Partnership exchanged its warrant to purchase 275,000 shares of Interleaf, Inc. common stock at $3.50 per share for 72,368 shares of Interleaf common stock. Also in March 1995, the Partnership sold such shares in the public market for $373,000, realizing a loss of $222,000.

For the three months ended March 31, 1994, the Partnership had a net realized loss of $474,000 resulting from the write-off of its warrants to purchase 500,000 shares of Photon Technology International, Inc., which expired in April 1994.

                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.       Other Information.

In March 1995, the joint venture between IDEC Pharmaceuticals Corporation and ML/MS Associates, L.P. was terminated. In connection with the termination and cancellation of all future rights to royalties from the sale of commercialized products, ML/MS Associates received 1,000,000 shares of unregistered IDEC common stock and 69,375 shares of 10% dividend accumulating preferred stock of IDEC. The Partnership owns a 36.2% limited partnership interest in ML/MS Associates and 420,000 shares of MLMS Cancer Research, Inc. ("CRI") common stock, the general partner of ML/MS Associates, representing a 36.5% ownership of CRI. CRI has a 1% ownership interest in ML/MS Associates.

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



Date:         May 11, 1995