Form 10-Q
period 1995-06-30
ML TECHNOLOGY VENTURES LP
filed 1995-08-11
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995

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

                          ML TECHNOLOGY VENTURES, L.P.

                                     INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1995 (Unaudited) and December 31, 1994

Statements of Operations for the Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.


ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                      June 30, 1995            December 31,
                                                                                          (Unaudited)                1994
ASSETS

Cash and cash equivalents                                                               $       280,909        $       359,001
Investments - Notes 2 and 6
   U.S. Government securities, at amortized cost                                              2,497,746              1,748,819
   Publicly traded securities, at market value (cost $1,089,850
     at June 30, 1995 and $1,684,325 at December 31, 1994)                                      788,221              1,244,954
   Other equity investments, at cost                                                             49,304                 49,304
   Convertible subordinated note at 13%, due October 1, 1995                                    250,000                250,000
Accounts receivable (less unamortized discount of $271,268 at
   June 30, 1995 and $443,878 at December 31, 1994) - Note 7                                  4,464,118              4,291,425
                                                                                              ---------              ---------

TOTAL ASSETS                                                                            $     8,330,298        $     7,943,503
                                                                                        =     =========        =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                        $         8,500        $        12,658
Due to Management Company - Note 5                                                              174,656                174,656
Deferred gain on sale of technology - Note 7                                                    981,363                981,363
                                                                                                -------                -------
   Total liabilities                                                                          1,164,519              1,168,677
                                                                                              ---------              ---------

Partners' Capital:
General Partner                                                                                  82,139                 79,354
Limited Partners (69,094 Units)                                                               7,385,269              7,134,843
Unallocated net unrealized depreciation of investments - Note 2                                (301,629)              (439,371)
                                                                                               --------               --------
   Total partners' capital                                                                    7,165,779              6,774,826
                                                                                              ---------              ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     8,330,298        $     7,943,503
                                                                                        =     =========        =     =========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,

                                                                      1995            1994             1995            1994
                                                                      ----            ----             ----            ----
INCOME

   Royalty and licensing income                                  $    332,000     $    336,170    $    698,978     $     653,923
   Interest on accounts receivable                                     86,782          110,495         172,610           219,776
   Other interest income                                               33,586            1,682          59,262             8,554
                                                                       ------            -----          ------             -----
   Total income                                                       452,368          448,347         930,850           882,253
                                                                      -------          -------         -------           -------

EXPENSES

   Management fee - Note 5                                            174,656          174,656         349,312           349,312
   Professional fees                                                    6,332           13,921          81,195            88,359
   Mailing and printing                                                 9,838           11,980          24,270            79,175
   Miscellaneous                                                          810                -           1,181             1,050
                                                                          ---                -           -----             -----
   Total expenses                                                     191,636          200,557         455,958           517,896
                                                                      -------          -------         -------           -------

NET OPERATING INCOME                                                  260,732          247,790         474,892           364,357

Net realized loss from investments in stock
   and warrants                                                             -             (100)       (221,681)         (473,850)
                                                                            -             ----        --------          --------

NET INCOME (LOSS) (allocable to Partners)
   - Note 3                                                      $    260,732     $    247,690    $    253,211     $    (109,493)
                                                                 =    =======     =    =======    =    =======     =    ========


Net income (loss) per unit of limited
   partnership interest                                               $  3.73         $  3.55          $  3.62        $  (1.57)
                                                                      =  ====         =  ====          =  ====        =  =====


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,


                                                                                                 1995                1994
                                                                                                 ----                ----

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
   Interest and other income received                                                        $     772,515      $       651,998
   Other operating expenses paid                                                                  (461,949)            (468,396)
                                                                                                  ---------            --------
   Cash provided from operating activities                                                         310,566              183,602
                                                                                                   -------              -------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES
     Net return (purchase) of investments in U.S. Government securities                           (761,452)           3,228,628
     Proceeds from the sale of investments in stocks and warrants                                  372,794                    -
                                                                                                   -------                    -
     Cash provided from (used for) investing activities                                           (388,658)           3,228,628
                                                                                                  ---------           ---------

CASH FLOWS USED FOR FINANCING ACTIVITIES
   Cash distributions:
     General Partner                                                                                     -              (38,424)
     Limited Partners                                                                                    -           (3,454,700)
                                                                                                         -           ----------
Cash used for financing activities                                                                       -           (3,493,124)
                                                                                                         -           ----------

Decrease in cash and cash equivalents                                                              (78,092)             (80,894)
Cash and cash equivalents at beginning of period                                                   359,001              461,955
                                                                                                   -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $     280,909      $       381,061
                                                                                             =     =======      =       =======


Reconciliation of net income (loss) to cash provided from operating activities:
   Net income (loss)                                                                         $     253,211      $      (109,493)
                                                                                             -     -------      -      --------
   Adjustments to reconcile net income (loss) to cash provided from operating activities:
       Net realized loss                                                                           221,681              473,850
       Increase in receivables                                                                    (160,168)            (230,255)
       Increase (decrease) in payables                                                              (4,158)              49,500
                                                                                                    ------               ------
   Total adjustments                                                                                57,355              293,095
                                                                                                    ------              -------

Cash provided from operating activities                                                      $     310,566      $       183,602
                                                                                             =     =======      =       =======


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1995


                                                                                            Unallocated
                                                                                          Net Unrealized
                                                       General           Limited           Depreciation
                                                       Partner          Partners          of Investments             Total

Balance at beginning of period                      $    79,354      $    7,134,843       $     (439,371)      $     6,774,826

Allocation of net income - Note 3                         2,785             250,426                    -               253,211

Change in net unrealized
depreciation of investments                                   -                   -              137,742               137,742
                                                              -                   -              -------               -------

Balance at end of period                            $    82,139      $    7,385,269       $     (301,629)      $     7,165,779
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

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

6.       Investments in Equity Securities at June 30, 1995

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

                                                           Common                               Unrealized            Market
                                                           Shares              Cost                Loss                Value
Publicly Traded Securities:
Ecogen Inc.                                                 322,682       $      839,850       $    (194,486)      $    645,364
Photon Technology International, Inc.                       190,476              250,000            (107,143)           142,857
                                                                                 -------            --------            -------

Total                                                                     $    1,089,850       $    (301,629)      $    788,221
                                                                          =    =========       =    ========       =    =======

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

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


owns a 36.2% limited partnership interest in ML/MS Associates and 420,000 shares of MLMS Cancer Research, Inc. ("CRI") common stock, the general partner of ML/MS Associates, representing a 36.5% ownership of CRI. CRI has a 1% ownership interest in ML/MS Associates.

7.       Accounts Receivable

In June 1988, the Partnership terminated its research and development joint venture with United AgriSeeds, Inc. Under the terms of the termination agreement, accounted for as an installment sale, the Partnership will receive $10 million over an eight-year period which began in January 1989. The $10 million payment will result in a $4.1 million return of capital, a $2.2 million gain from the sale of technology and $3.7 million of interest income to be recorded over the payment period. At June 30, 1995, the balance due from United AgriSeeds, net of unamortized discount, was $4.1 million and the deferred gain from the sale was $981,000. The cash payments due from United AgriSeeds total $4.4 million at June 30, 1995.

8.       Cash Distributions

Cash distributions paid to Partners during the periods presented and cumulative cash distributions paid from inception of the Partnership through June 30, 1995 are listed below:

                                                        General                 Limited                Per $1,000
            Distribution Date                           Partner                Partners                   Unit

January 21, 1994                                    $     38,424           $     3,454,700               $   50
Inception to December 31, 1993                           552,545                49,678,586                  719
                                                         -------                ----------                  ---
Cumulative totals as of June 30, 1995               $    590,969           $    53,133,286               $  769
                                                    =    =======           =    ==========               =  ===

9.       Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1995, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

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

The Partnership invests its available cash in Permitted Temporary Investments ("PTIs") as defined in the Partnership Agreement. At June 30, 1995, the Partnership's PTI's included $2.5 million in U.S. Treasury Bills with maturities of less than one year and $281,000 in an interest-bearing cash account. For the three and six months ended June 30, 1995, the Partnership earned $34,000 and $59,000 of interest from its PTI's, respectively. Interest earned from PTI's in future periods will be subject to fluctuations in short-term interest rates and changes in amounts available for investment in PTI's.

Cash payments due from United AgriSeeds, Inc. at June 30, 1995 total $4.4 million. The Partnership is scheduled to receive $2 million in September 1995 and $2.4 million in September 1996. Such payments relate to the 1988 termination of the Partnership's R&D Venture with United AgriSeeds.

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

Results of Operations

For the three and six months ended June 30, 1995, the Partnership had net income of $261,000 and $253,000, respectively. For the three and six months ended June 30, 1994, the Partnership had net income of $248,000 and a net loss of $109,000, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended June 30, 1995 and 1994, the Partnership had net operating income of $261,000 and $248,000, respectively. The $13,000 increase in net operating income was the result of a $4,000 increase in total income and a $9,000 reduction in operating expenses for the 1995 period compared to the 1994 period. Other interest income increased $32,000 from $2,000 for the three months ended June 30, 1994 to $34,000 for the three months ended June 30, 1995. This increase was the result of an increase in amounts invested in PTI's and higher short-term interest rates for the 1995 period compared to the 1994 period. Interest earned from receivables declined $24,000 for the 1995 period compared to the 1994 period due to a reduction in the amount of receivable from United AgriSeeds during the 1995 period.

Net operating income for the six months ended June 30, 1995 and 1994 was $475,000 and $364,000, respectively. The $111,000 increase resulted from a $49,000 increase in total income and a $62,000 reduction in operating expenses for the comparable periods. The increase in total income included a $51,000 increase in other interest income resulting from an increase in amounts available for investment in PTI's and an increase in short-term interest rates for the 1995 period. Additionally, a $47,000 decrease in interest earned on receivables for the 1995 period was offset by a $45,000 increase in royalty and licensing income for the 1995 period. The reduction in operating expenses primarily resulted from a $55,000 decline in mailing and printing expenses for the 1995 period. This was due to certain cost control measures implemented by the Partnership during the 1995 period to reduce such expenses.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities. The Partnership had no realized gains or losses for the three months ended June 30, 1995. For the six months ended June 30, 1995, the Partnership realized a $222,000 loss resulting from the sale of 72,368 shares of Interleaf, Inc. common stock in the public market during March 1995 for $373,000.

For the three and six months ended June 30, 1994, the Partnership had a net realized loss of $100 and $474,000, respectively. In May 1994, the Partnership's warrants to purchase 212,710 shares of Bolt Beranek and Newman, Inc. expired resulting in a realized loss of $100. During the three months ended March 31, 1994, the Partnership's warrants to purchase 500,000 shares of Photon Technology International, Inc. expired resulting in a realized loss of $474,000.

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



              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D Co., L.P.
              its General Partner

By:           Merrill Lynch R&D Management Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     Diane T. Herte
              Diane T. Herte
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         August 11, 1995