Form 10-Q
period 1995-09-30
ML TECHNOLOGY VENTURES LP
filed 1995-11-14
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                             Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
================================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3213176
================================================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


World Financial Center, North Tower
New York, New York                                                    10281-1327
================================================================================
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code: (212) 449-1000


Not applicable
================================================================================
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1995 (Unaudited) and December 31, 1994

Statements of Operations for the Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.


ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                  September 30, 1995          December 31,
                                                                                         (Unaudited)                 1994
ASSETS
Cash and cash equivalents                                                              $      459,795          $       359,001
Investments - Notes 2 and 6
   U.S. Government securities, at amortized cost                                            2,498,153                1,748,819
   Publicly traded securities, at market value (cost $ 1,089,850
     at September 30, 1995 and $1,684,325 at December 31, 1994)                               580,023                1,244,954
   Other equity investments, at cost                                                           49,304                   49,304
   Convertible subordinated note at 13%, due October 1, 1995 - Note 9                         250,000                  250,000
Accounts receivable (less unamortized discount of $183,532 at
   September 30, 1995 and $443,878 at December 31, 1994) - Note 7                           4,253,033                4,291,425
                                                                                       --------------          ---------------

TOTAL ASSETS                                                                           $    8,090,308          $     7,943,503
                                                                                       ==============          ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                       $        9,400          $        12,658
Due to Management Company - Note 5                                                            174,656                  174,656
Deferred gain on sale of technology - Note 7                                                  981,363                  981,363
                                                                                       --------------          ---------------
   Total liabilities                                                                        1,165,419                1,168,677
                                                                                       --------------          ---------------

Partners' Capital:
General Partner                                                                                81,780                   79,354
Limited Partners (69,094 Units)                                                             7,352,936                7,134,843
Unallocated net unrealized depreciation of investments - Note 2                              (509,827)                (439,371)
                                                                                       --------------          ---------------
   Total partners' capital                                                                  6,924,889                6,774,826
                                                                                       --------------          ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $    8,090,308          $     7,943,503
                                                                                       ==============          ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,

                                                                   1995             1994             1995            1994
                                                               ------------     ------------    ------------    ---------

INCOME

   Royalty and licensing income                                $     31,043     $    322,223    $    730,021    $       976,146
   Interest on accounts receivable                                   87,736          111,709         260,346            331,485
   Other interest income                                             35,222            1,971          94,484             10,525
                                                               ------------     ------------    ------------    ---------------
   Total income                                                     154,001          435,903       1,084,851          1,318,156
                                                               ------------     ------------    ------------    ---------------

EXPENSES

   Management fee - Note 5                                          174,656          174,656         523,968            523,968
   Professional fees                                                  5,500           11,167          86,695             99,526
   Mailing and printing                                               6,537            5,630          30,807             84,805
   Miscellaneous                                                          -                -           1,181              1,050
                                                               ------------     ------------    ------------    ---------------
   Total expenses                                                   186,693          191,453         642,651            709,349
                                                               ------------     ------------    ------------    ---------------

NET OPERATING INCOME (LOSS)                                         (32,692)         244,450         442,200            608,807

Net realized loss from investments in stock
   and warrants                                                           -                -        (221,681)          (473,850)
                                                               ------------     ------------    ------------    ---------------

NET INCOME (LOSS) (allocable to Partners)
   - Note 3                                                    $    (32,692)    $    244,450    $    220,519    $       134,957
                                                               ============     ============    ============    ===============


Net income (loss) per unit of limited partnership
   interest                                                       $   (.47)        $  3.50          $   3.16          $   1.93
                                                                  ========         =======          ========          ========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,


                                                                                                   1995              1994
                                                                                              --------------    ---------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES
   Interest and other income received                                                         $    1,137,369    $       976,983
   Other operating expenses paid                                                                    (647,742)          (706,918)
                                                                                              --------------    ---------------
   Cash provided from operating activities                                                           489,627            270,065
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES
     Net return (purchase) of investments in U.S. Government securities                             (761,627)         3,228,628
     Proceeds from the sale of investments in stocks and warrants                                    372,794                  -
                                                                                              --------------    ---------------
     Cash provided from (used for) investing activities                                             (388,833)         3,228,628
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
   Cash distributions:
     General Partner                                                                                       -            (38,424)
     Limited Partners                                                                                      -         (3,454,700)
                                                                                              --------------    ---------------
Cash used for financing activities                                                                         -         (3,493,124)
                                                                                              --------------    ---------------

Increase in cash and cash equivalents                                                                100,794              5,569
Cash and cash equivalents at beginning of period                                                     359,001            461,955
                                                                                              --------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $      459,795    $       467,524
                                                                                              ==============    ===============


Reconciliation of net income to cash provided from operating activities:
   Net income                                                                                 $      220,519    $       134,957
                                                                                              --------------    ---------------
   Adjustments to reconcile net income to cash provided from operating activities:
       Net realized loss                                                                             221,681            473,850
       (Increase) decrease in receivables                                                             50,685           (341,173)
       Increase (decrease) in payables                                                                (3,258)             2,431
                                                                                              --------------    ---------------
   Total adjustments                                                                                 269,108            135,108
                                                                                              --------------    ---------------

Cash provided from operating activities                                                       $      489,627    $       270,065
                                                                                              ==============    ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1995


                                                                                            Unallocated
                                                                                          Net Unrealized
                                                       General           Limited           Depreciation
                                                       Partner          Partners          of Investments             Total
Balance at beginning of period                      $    79,354      $    7,134,843       $     (439,371)      $     6,774,826

Allocation of net income - Note 3                         2,426             218,093                    -               220,519

Change in net unrealized
depreciation of investments                                   -                   -              (70,456)              (70,456)
                                                    -----------      --------------       --------------       ---------------

Balance at end of period                            $    81,780      $    7,352,936       $     (509,827)      $     6,924,889
                                                    ===========      ==============       ==============       ===============


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

6.       Investments in Equity Securities at September 30, 1995

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

                                                           Common                               Unrealized            Market
                                                           Shares              Cost                Loss                Value
Publicly Traded Securities:
Ecogen Inc.                                                 322,682       $      839,850       $    (426,494)      $    413,356
Photon Technology International, Inc.                       190,476              250,000             (83,333)           166,667
                                                                          --------------       -------------       ------------

Total                                                                     $    1,089,850       $    (509,827)      $    580,023
                                                                          ==============       =============       ============

In March 1995, the research and development joint venture between IDEC Pharmaceuticals Corporation and ML/MS Associates, L.P. was terminated. In connection with the termination and cancellation of all future rights to royalties from the sale of commercialized products, ML/MS Associates received 1,000,000 shares of

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


unregistered IDEC common stock and 69,375 shares of 10% dividend accumulating preferred stock of IDEC. The Partnership owns a 36.2% limited partnership interest in ML/MS Associates and 420,000 shares of MLMS Cancer Research, Inc. ("CRI") common stock, the general partner of ML/MS Associates, representing a 36.5% ownership of CRI. CRI has a 1% ownership interest in ML/MS Associates.

7.       Accounts Receivable

In June 1988, the Partnership terminated its research and development joint venture with United AgriSeeds, Inc. Under the terms of the termination agreement, accounted for as an installment sale, the Partnership will receive $10 million over an eight-year period which began in January 1989. The $10 million payment will result in a $4.1 million return of capital, a $2.2 million gain from the sale of technology and $3.7 million of interest income to be recorded over the payment period. At September 30, 1995, the balance due from United AgriSeeds, net of unamortized discount, was $4.2 million and the deferred gain from the sale was $981,000. The cash payments due from United AgriSeeds total $4.4 million at September 30, 1995. On October 3, 1995, the Partnership received a $2 million installment payment from United AgriSeeds. The remaining payment of $2.4 million is due in October 1996.

8.       Cash Distributions

Cash distributions paid to Partners during the periods presented and cumulative cash distributions paid from inception of the Partnership through September 30, 1995 are listed below:

                                                              General                 Limited                 Per $1,000
            Distribution Date                                 Partner                Partners                    Unit
Inception to December 31, 1993                             $    552,545           $    49,678,586              $   719
January 21, 1994                                                 38,424                 3,454,700                   50
                                                           ------------           ---------------              -------
Cumulative totals as of September 30, 1995                 $    590,969           $    53,133,286              $   769
                                                           ============           ===============              =======

In November 1995, the General Partner approved a cash distribution to Partners totaling $3,842,437; $3,800,170, or $55 per Unit, to the Limited Partners and $42,267 to the General Partner. The distribution will be paid in January 1996 to Limited Partners of record on January 1, 1996.

9.       Subsequent Events

In October 1995, the Partnership entered into an agreement to sell its joint venture interest in its research and development venture with Photon Technology International, Inc. to Photon Technology. In consideration for the rights to the technology developed under the agreement, the Partnership will receive 1,000,000 shares of

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Photon Technology common stock. Additionally, Photon has agreed to repay its $500,000 subordinated note and interest totaling $271,000, due to the Partnership on October 1, 1995, over a two year period beginning in December 1995. At September 30, 1995, the subordinated note was carried at $250,000.

In November 1995, the General Partner approved a cash distribution to Partners totaling $3,842,437; $3,800,170, or $55 per Unit, to the Limited Partners and $42,267 to the General Partner. The distribution will be paid in January 1996 to Limited Partners of record on January 1, 1996 and will bring cumulative cash distributions to Partners to $57,566,692; $56,933,456, or $824 per Unit, to the Limited Partners and $633,236 to the General Partner.

10.      Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1995, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

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

The Partnership invests its available cash in Permitted Temporary Investments, primarily U.S. Treasury Bills, ("PTIs") as defined in the Partnership Agreement. At September 30, 1995, the Partnership had $2.5 million invested in PTI's with maturities of less than one year and $460,000 in an interest-bearing cash account. For the three and nine months ended September 30, 1995, the Partnership earned $35,000 and $94,000 of interest from its PTI's, respectively. Interest earned from PTI's in future periods will be subject to fluctuations in short-term interest rates and changes in amounts available for investment in PTI's.

At September 30, 1995, cash payments due from United AgriSeeds, Inc. totaled $4.4 million. The Partnership received a $2 million payment in October 1995 and is expected to receive the remaining balance of $2.4 million in October 1996. Such payments relate to the 1988 termination of the Partnership's R&D Venture with United AgriSeeds.

It is anticipated that funds needed to cover future operating expenses will be obtained from future royalty and licensing income, interest income from PTI's, installment sale proceeds and proceeds received by the Partnership from the sale of its equity securities.

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

Results of Operations

For the three and nine months ended September 30, 1995, the Partnership had a net loss of $33,000 and net income of $221,000, respectively. For the three and nine months ended September 30, 1994, the Partnership had net income of $244,000 and $135,000, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended September 30, 1995 and 1994, the Partnership had a net operating loss of $33,000 and net operating income of $244,000, respectively. The decrease in net operating income primarily was the result of a $291,000 decrease in royalty income for the 1995 period compared to the 1994 period. The decrease in royalty income for the 1995 period was due to a reduction in royalties earned from the first research and development program with Gen-Probe Incorporated ("Venture #1"). During the quarter ended June 30, 1995, the Partnership reached the maximum cumulative royalties to be paid under the agreement with Gen-Probe concerning Venture #1 and will not receive any future royalties from Gen-Probe relating to this venture. The Partnership's royalty agreement under the second research and development venture with Gen-Probe is still in effect. Additionally, a $33,000 increase in other interest income for the 1995 period compared to the 1994 period was mostly offset by a $24,000 reduction in interest earned on the receivable due from United AgriSeeds during the 1995 period. The increase in other interest income for the 1995 period was due to an increase in amounts invested in PTI's and higher short-term interest rates during the 1995 period compared to the 1994 period.

Net operating income for the nine months ended September 30, 1995 and 1994 was $442,000 and $609,000, respectively. The $167,000 decrease in net operating income for the 1995 period compared to the 1994 period was the result of a $233,000 decline in total income partially offset by a $66,000 reduction in operating expenses for the 1995 period. The decline in total income includes a $246,000 decrease in royalty and licensing income primarily due to the cessation of royalty payments from Gen-Probe Venture #1, as discussed above. Additionally, an $84,000 increase in other interest income for the 1995 period was mostly offset by a $71,000 decrease in interest earned on the United AgriSeeds receivable during the 1995 period. The increase in other interest income for the 1995 period was due to an increase in amounts invested in PTI's and higher short-term interest rates during the 1995 period compared to the 1994 period. The $67,000 decline in operating expenses primarily resulted from a $54,000 decline in mailing and printing expenses for the 1995 period due to certain cost control measures implemented by the Partnership during the 1995 period.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities. The Partnership had no realized gains or losses for the three months ended September 30, 1995. In March 1995, the Partnership sold 72,368 shares of Interleaf, Inc. common stock in the public market for $373,000, realizing a loss of $222,000, representing the Partnership's realized loss for the nine months ended September 30, 1995.

For the three months ended September 30, 1994, the Partnership had no realized gains or losses. For the nine months ended September 30, 1994, the Partnership had a net realized loss of $474,000 resulting from the expiration of warrants to purchase common stock of Photon Technology International, Inc. and Bolt Beranek and Newman, Inc.

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



Date:         November 13, 1995