Form 10-K
period 1995-12-31
ML TECHNOLOGY VENTURES LP
filed 1996-04-01
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
================================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3213176
================================================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower
New York, New York                                                    10281-1326
================================================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
          None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
================================================================================
                                (Title of class)

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

Research and Development Activities

The Partnership was formed to participate in research and development ventures ("R&D Ventures") for the development of new technology through contracts, joint ventures and its participation in other partnerships. The Partnership's principal focus is managing the progress of its R&D Ventures, monitoring its royalty arrangements and maximizing cash returns to the Partnership from its R&D Ventures. Since its inception, the Partnership entered into 16 R&D Ventures with 14 companies representing research and development commitments of approximately $60 million. The Partnership completed the funding of such research and development commitments during 1991. The Partnership will not enter into new R&D Ventures.

During 1995, the Partnership terminated its R&D Ventures with Photon Technology International, Inc. Additionally, ML/MS Associates, L.P., a limited partnership in which ML Technology Ventures is a 36% owner, terminated its R&D Venture with IDEC Pharmaceuticals Corporation. Such terminations included the cancellation of the associated royalty agreements with each of these development companies. As of December 31, 1995, the Partnership had terminated its activities or sold its proprietary technology or joint venture interest in all 16 of its original R&D Ventures. In exchange for each such sale or termination, the Partnership received cash and/or equity securities of the acquiring company. In addition to the termination of the royalty agreements with IDEC Pharmaceuticals and Photon Technology, royalty agreements with Calgene, Inc. and Gen-Probe Incorporated (relating to the Gen-Probe R&D Venture I) expired during 1995. As a result of the termination or cancellation of these four royalty agreements during the year, at December 31, 1995, the Partnership had active royalty agreements covering payments from the potential future commercial sales of products developed by development companies associated with four of the original 16 R&D Ventures. The four development companies with active royalty agreements with the Partnership at December 31, 1995 were: Upjohn Company (Berlex Biosciences, Inc.), Bolt Beranek and Newman Inc., Wyse Technology Inc. and Gen-Probe Incorporated (R&D Venture II). Subsequent to December 31, 1995, the Partnership was notified by the Upjohn Company, who had taken over the development of the original R&D Venture with Berlex, that it was discontinuing its research and development efforts. As a result, the Partnership does not expect to realize any additional returns from its royalty agreement with Upjohn.

Bolt Beranek and Newman Inc., Wyse Technology Inc. and Gen-Probe Incorporated have commercialized the technology developed through the respective R&D Venture with the Partnership. During 1995, the Partnership received royalties from Gen-Probe (relating to the Gen-Probe R&D Venture II) totaling $133,400, from Bolt Beranek and Newman totaling $2,900 and did not receive and royalty payments from Wyse Technology.

The development companies of each of the Partnership's 16 R&D Ventures were U.S. companies, the majority of which are publicly-held. No single R&D Venture involved a commitment of more than 12.5% of the Partnership's original contributed capital. The Partnership closely monitored the research and development activities related to its R&D Ventures and negotiated and arranged for modifications of research, budgets and other terms of its R&D Venture contracts, where appropriate. Each R&D venture contract provided for regular monitoring by the Partnership of the results from research and development activities and subsequent commercial sales activities. The Partnership relies on the technical and business expertise of the officers and employees of the Sub-Manager for the continued monitoring and management of the Partnership's royalty agreements, portfolio investments and remaining assets.

The Partnership may have entered into R&D Ventures with companies subject to environmental legislation. Earnings from the developed technology and products of such R&D Ventures with such companies may be affected in future periods.

Seasonality

There are no seasonal trends which affect the Partnership's activities.

Patents, Trademarks, Licenses

At December 31, 1995, the Partnership owned certain patents, trademarks or trade names and owns a number of patent applications. The Partnership obtains licenses or sublicenses of both patented and unpatented background technology for purposes of developing new technology through its R&D Ventures. Access to this background technology may be important to the Partnership's ability to develop or commercialize its technology. The Partnership believes that its technology licenses are adequate for its purposes. If patentable technology is developed by the Partnership, whether the Partnership is able to obtain patents on such technology could affect the income or value the Partnership will be able to derive from such technology.

Competition

The information set forth under the heading "Substantial Competition, Technical Advances of Others and Technological Obsolescence" of the section of the Prospectus entitled "Risk and Other Important Factors" on pages 12 and 13 is incorporated herein by reference.

Employees

The Partnership has no employees. The Partnership Agreement provides that the General Partner manages and controls the Partnership's R&D Ventures and investment activities. The Sub-Manager, subject to the supervision of the Management Company, provides the management services in connection with the Partnership's R&D Ventures and investment activities under a sub-management agreement. The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership and is responsible for managing the Partnership's short-term investments in U.S. Government securities ("Permitted Temporary Investments").

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


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the caption "Transferability of Units" on pages 50 and 51 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units. There are approximately 6,600 Unit holders as of March 18, 1996.

Effective November 9, 1992, Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") introduced a new limited partnership secondary service available to its clients through Merrill Lynch's Limited Partnership Secondary Transaction Department.

Beginning with the December 1994 client account statements, Merrill Lynch implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. The estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements, and on information available to the services on March 31st for reporting on June month-end Merrill Lynch client account statements. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services are not market values and Unit holders may not be able to sell their Units or realize the amounts upon a sale. In addition, Unit holders may not realize the independent estimated value upon the liquidation of the Registrant over its remaining life.

The Partnership makes cash distributions to its Partners as soon as practicable after proceeds are received. Cash distributions paid to Partners during the years ended December 31, 1995, 1994 and 1993 and cumulative cash distributions paid from inception to December 31, 1995 are set forth below:

Distribution                                        General              Limited               Per
     Date                                           Partner             Partners           $1,000 Unit
- ---------------                                  -------------     ----------------      -------------
Cumulative at December 31, 1992                  $     468,011     $     42,078,246           $     609
March 26, 1993                                          84,534            7,600,340                 110
January 21, 1994                                        38,424            3,454,700                  50
                                                 -------------     ----------------           ---------
Cumulative at December 31, 1995                  $     590,969     $     53,133,286           $     769
                                                 =============     ================           =========

Additionally, in November 1995, the General Partner approved a cash distribution to Partners totaling $3,842,437; $3,800,170, or $55 per Unit to the Limited Partners, and $42,267 to the General Partner. The distribution was paid on January 19, 1996 to Limited Partners of record on January 1, 1996.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                            1995          1994            1993           1992           1991
                                                        ----------     -----------    -----------    -----------     -------
Net income                                              $    1,374     $       222    $     2,417    $    20,825     $    9,768

Research and development expenses, net                           -               -              -              -            883

Royalty and licensing income                                   762           1,300          1,193          1,002            573

Net realized gain from research and
development ventures                                         1,321             335          1,117          1,599          7,721

Net realized gain (loss) from investments                     (317)           (952)           492         17,971          2,429

Total assets                                                 8,974           7,943         11,992         18,378         26,181

Cash distributions paid to Partners                              -           3,493          7,685         27,596          2,096

Cumulative cash distributions paid to Partners              53,724          53,724         50,231         42,546         14,950

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net income                                                   $  20         $     3       $     35        $   298        $   140

Net realized gain from research and
development ventures                                            19               5             16             23            111

Net realized gain (loss) from investments                       (5)            (14)             7            257             35

Cash distributions                                               -              50            110            395             30

Cumulative cash distributions                                  769             769            719            609            214

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

In June 1988, the Partnership terminated its interest in its R&D Venture with United AgriSeeds, Inc. The Partnership has been receiving cash payments related to this transaction in installments since 1988. In October 1995, the Partnership received a $2 million installment payment from United AgriSeeds. Remaining cash payments due from United AgriSeeds at December 31, 1995 total $2.4 million.

The Partnership invests its available cash in Permitted Temporary Investments ("PTIs") as defined in the Partnership Agreement. At December 31, 1995, the Partnership had $4.6 million invested in PTI's with maturities of less than one year and $243,000 in an interest-bearing cash account. For the years ended December 31, 1995, 1994 and 1993, the Partnership earned interest of $154,000, $33,000 and $4,000 from its PTI's, respectively. Interest earned from PTI's in future periods will be subject to fluctuations in short-term interest rates and changes in amounts available for investment in PTI's.

On January 19, 1996, the Partnership made a cash distribution to Partners totaling $3.84 million; $3.8 million to Limited Partners of record on January 1, 1996, and $42,267 to the General Partner. Cumulative cash distributions to Partners, including the January 1996 distribution, total $57.6 million; $56.9 million, or $824 per Unit, to the Limited Partners and $633,000 to the General Partner.

The Partnership anticipates the final liquidation of its assets and termination of the Partnership will occur in 1998 or earlier, if possible. The timing of such liquidation of the Partnership's assets and termination of the Partnership is contingent upon, among other things, market conditions and contractual restrictions and no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate its assets and terminate in the timeframe mentioned above.

As was provided in the Partnership's prospectus delivered to Limited Partners in connection with their investment, and as disclosed in subsequent filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. As stated above, although no assurances can be given, the Partnership anticipates the final liquidation of its assets and the termination of the Partnership will occur during 1998 or earlier, if possible. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, have reduced the annual management fee payable by the Partnership from $698,624 to $200,000, commencing with the management fee payment due for the first quarter of 1996.

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

Results of Operations

For the years ended December 31, 1995, 1994 and 1993, the Partnership had net income of $1.4 million, $222,000 and $2.4 million, respectively. Net income or loss is comprised of net operating income or loss and net realized gain or loss.

Net Operating Income or Loss - For the years ended December 31, 1995, 1994 and 1993, the Partnership had net operating income of $369,000, $840,000 and $808,000, respectively.

The decrease in net operating income for 1995 compared to 1994 was due to a $526,000 decline in total income partially offset by a $55,000 decline in operating expenses, primarily mailing and printing costs. The decrease in total income for 1995 primarily was due to a $538,000 reduction in royalty income earned from the first research and development venture with Gen-Probe Incorporated (R&D Venture 1). During the June 1995 quarter, the Partnership reached the maximum cumulative royalties to be paid under the agreement with Gen-Probe relating to R&D Venture #1 and will not receive any future royalties from Gen-Probe relating to this venture. Additionally, a $121,000 increase in other interest income was mostly offset by a $109,000 decrease in interest earned on the receivable due from United AgriSeeds. The decrease in interest earned on accounts receivable for 1995 compared to 1994 resulted from the lower outstanding receivable balance due from United AgriSeeds during 1995 compared to 1994. The increase in other interest income was due to an increase in amounts invested in PTI's and higher short-term interest rates during 1995 compared to 1994.

The increase in net operating income for 1994 compared to 1993 was the result of an aggregate increase in royalty and licensing income and other interest income totaling $137,000 which was partially offset by a $105,000 decrease in interest on accounts receivable. The increase in royalty and licensing income was due to an increase in royalties received from the Partnership's two R&D Ventures with Gen-Probe Incorporated. The increase in other interest income was due to an increase in interest earned from PTI's for 1994 compared to 1993. The increase in interest earned from PTI's was the result of an increase in funds invested in PTI's during 1994 compared to 1993. The decrease in interest earned on accounts receivable for 1994 compared to 1993 resulted from the receipt of final installment payments related to the sale of proprietary technology to Interleaf, Inc. during 1993 and a reduction in interest earned during 1994 from the lower outstanding receivable balance due from United AgriSeeds.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

For the year ended December 31, 1995, the Partnership had a net realized gain of $1 million comprised of a $1.3 million gain from the termination of certain R&D ventures and a $317,000 loss from the sale of equity securities. In December 1995, the Partnership sold its interest in its R&D venture with Photon Technology International, Inc. for 1,000,000 shares of Photon common stock, resulting in a realized gain of $875,000. In October 1995, the Partnership realized a $446,000 gain resulting from the receipt of an installment payment relating to the receivable due from United AgriSeeds. Additionally during 1995, the Partnership sold its 72,368 shares of Interleaf, Inc. common stock for $373,000, realizing a loss of $222,000. The Interleaf shares were received as a result of a cashless exercise of the Partnership's warrant to purchase 275,000 shares of the company's common stock. Also during 1995, the Partnership sold 66,682 shares of Ecogen, Inc. common stock for $99,000, realizing a loss of $95,000.

For the year ended December 31, 1994, the Partnership had a net realized loss of $618,000 comprised of a $335,000 gain from the termination of certain R&D Ventures and a $952,000 loss from the write-off of certain portfolio securities. During the year, the Partnership realized a $228,000 loss from the write-off of its warrants to purchase common shares of IDEC Pharmaceuticals Corporation, which expired in February 1995. Also on December 31, 1994, the Partnership wrote-off $250,000 of its $500,000 subordinated note due from Photon Technology International due to uncertainty regarding repayment of the note. Additionally during 1994, the Partnership realized a $474,000 loss due to the expiration of its warrants to purchase common shares of Photon Technology International, Inc. and Bolt Beranek and Newman Inc. Also during 1994, the Partnership realized a gain of $335,000 from the installment sale of proprietary technology to United AgriSeeds.

For the year ended December 31, 1993, the Partnership had a net realized gain of $1.6 million comprised of a $1.1 million gain from the termination of certain R&D Ventures and a $492,000 gain from its portfolio securities. During 1993, the Partnership recorded realized gains of $871,000 and $245,000 relating to the installment sale of proprietary technology to Interleaf, Inc. and United AgriSeeds, Inc., respectively. Also during 1993, the Partnership realized a gain of $492,000 from the receipt of a settlement payment relating to its participation as a plaintiff in a class action suit. The class action suit was filed on behalf of former shareholders of Gen-Probe who contended that they did not receive fair and adequate compensation for their Gen-Probe shares in connection with the 1989 Chugai Pharmaceutical Company acquisition of Gen-Probe. In connection with the 1989 merger, the Partnership sold its warrants to purchase 1,175,000 common shares of Gen-Probe.

Item 8.       Financial Statements and Supplementary Data.

                          ML TECHNOLOGY VENTURES, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1995 and 1994

Statements of Operations for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Technology Ventures, L.P.:

We have audited the accompanying balance sheets of ML Technology Ventures, L.P. (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Technology Ventures, L.P. at December 31, 1995 and 1994, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 6 to the financial statements, the Partnership changed its method of accounting for certain investments in debt and equity securities as of January 1, 1994 to conform with Statement of Financial Accounting Standard No.
115.


Deloitte & Touche LLP

New York, New York
February 9, 1996, except for Note 13, as to which the date is March 27, 1996

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1995                1994
                                                                                            --------------      ---------

ASSETS
Cash and cash equivalents                                                                   $      243,366      $       359,001
Investments - Notes 2, 6 and 11
   U.S. Government securities, at amortized cost                                                 4,594,416            1,748,819
   Publicly traded securities, at market value (cost $1,770,581 at
     December 31, 1995 and $1,684,325 at December 31, 1994)                                      1,409,795            1,244,954
   Other equity investments, at cost                                                                73,043               49,304
   Subordinated Promissory Note - Note 12                                                          250,000              250,000
Accounts receivable (less unamortized discount of $133,270 at
   December 31, 1995 and $443,878 at December 31, 1994) - Note 7                                 2,304,772            4,291,425
Receivable from securities sold                                                                     99,020                    -
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $    8,974,412      $     7,943,503
                                                                                            ==============      ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                            $       37,464      $        12,658
Due to Management Company - Note 5                                                                 174,656              174,656
Deferred gain on sale of technology - Note 7                                                       535,289              981,363
                                                                                            --------------      ---------------
   Total liabilities                                                                               747,409            1,168,677
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                     94,464               79,354
Limited Partners (69,094 Units)                                                                  8,493,325            7,134,843
Unallocated net unrealized depreciation of investments - Note 2                                   (360,786)            (439,371)
                                                                                            --------------      ---------------
   Total partners' capital                                                                       8,227,003            6,774,826
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    8,974,412      $     7,943,503
                                                                                            ==============      ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                1995             1994                1993
                                                                          --------------     --------------    ----------

INCOME
   Royalty and licensing income                                           $      762,125     $    1,300,178    $     1,192,510
   Interest on accounts receivable                                               310,608            419,221            523,832
   Other interest income                                                         153,993             33,059              3,933
                                                                          --------------     --------------    ---------------
   Total income                                                                1,226,726          1,752,458          1,720,275
                                                                          --------------     --------------    ---------------

EXPENSES

   Management fee - Note 5                                                       698,624            698,624            698,624
   Professional fees                                                             110,313            122,124            116,254
   Mailing and printing                                                           47,160             90,952             97,578
   Miscellaneous                                                                   1,181              1,050                171
                                                                          --------------     --------------    ---------------
   Total expenses                                                                857,278            912,750            912,627
                                                                          --------------     --------------    ---------------

NET OPERATING INCOME                                                             369,448            839,708            807,648
                                                                          --------------     --------------    ---------------

Net realized gain from research and development
   ventures - Note 9                                                           1,321,074            334,556          1,116,577

Net realized gain (loss) from investments - Note 10                             (316,930)          (952,111)           492,438
                                                                          --------------     --------------    ---------------

NET REALIZED GAIN (LOSS)                                                       1,004,144           (617,555)         1,609,015
                                                                          --------------     --------------    ---------------

NET INCOME (allocable to Partners) - Note 3                               $    1,373,592     $      222,153    $     2,416,663
                                                                          ==============     ==============    ===============

Net income per unit of limited partnership interest                             $  19.66           $   3.18          $  34.59
                                                                                ========           ========          ========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

                                                                                  1995             1994              1993
                                                                             ---------------   --------------   ---------
CASH FLOWS PROVIDED FROM OPERATING
   ACTIVITIES
   Interest and other income received                                        $     1,567,186   $    1,748,825   $     1,764,427
   Other operating expenses paid                                                    (834,305)        (916,060)         (901,318)
                                                                             ---------------   --------------   ---------------
   Cash provided from operating activities                                           732,881          832,765           863,109
                                                                             ---------------   --------------   ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES
   Purchase of equity investments                                                    (23,739)               -            (7,304)
   Net return (purchase) of investments in U.S.
     Treasury Bills                                                               (2,849,489)       1,500,599         4,963,204
   Proceeds from the sale or termination of research
     and development ventures                                                      1,651,918        1,056,806         1,518,441
   Proceeds from the sale of investments in equity securities                        372,794                -           492,438
                                                                             ---------------   --------------   ---------------
   Cash provided from (used for) investing activities                               (848,516)       2,557,405         6,966,779
                                                                             ---------------   --------------   ---------------

CASH FLOWS FOR FINANCING ACTIVITIES
   Cash distributions:
     General Partner                                                                       -          (38,424)          (84,534)
     Limited Partners                                                                      -       (3,454,700)       (7,600,340)
                                                                             ---------------   --------------   ---------------
Cash used for financing activities                                                         -       (3,493,124)       (7,684,874)
                                                                             ---------------   --------------   ---------------

Increase (decrease) in cash and cash equivalents                                    (115,635)        (102,954)          145,014
Cash and cash equivalents at beginning of period                                     359,001          461,955           316,941
                                                                             ---------------   --------------   ---------------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                 $       243,366   $      359,001   $       461,955
                                                                             ===============   ==============   ===============

Reconciliation of net income to cash provided from operating activities:
   Net income                                                                $     1,373,592   $      222,153   $     2,416,663
                                                                             ---------------   --------------   ---------------
   Adjustments to reconcile net income to cash
     provided from operating activities:
     Net realized (gain) loss                                                     (1,004,144)         617,555        (1,609,015)
     (Increase) decrease in receivables                                              338,627           (3,633)           56,934
     Increase (decrease) in payables                                                  24,806           (3,310)           (1,473)
                                                                             ---------------   --------------   ---------------
   Total adjustments                                                                (640,711)         610,612        (1,553,554)
                                                                             ---------------   --------------   ---------------

Cash provided from operating activities                                      $       732,881   $      832,765   $       863,109
                                                                             ===============   ==============   ===============

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1993, 1994 and 1995


                                                                                            Unallocated
                                                                                          Net Unrealized
                                                                                           Appreciation
                                                       General          Limited           (Depreciation)
                                                       Partner         Partners           of Investments             Total
Balance at December 31, 1992                       $    173,285    $     15,580,094                            $     15,753,379

Cash distribution, paid
March 26, 1993 - Note 8                                 (84,534)         (7,600,340)                                 (7,684,874)

Allocation of net income                                 26,583           2,390,080                                   2,416,663
                                                   ------------    ----------------                            ----------------

Balance at December 31, 1993                            115,334          10,369,834                                  10,485,168

Valuation adjustment - Note 6                                 -                   -       $     1,188,818             1,188,818

Cash distribution, paid
January 21, 1994 - Note 8                               (38,424)         (3,454,700)                    -            (3,493,124)

Allocation of net income                                  2,444             219,709                     -               222,153

Change in net unrealized appreciation
or depreciation of investments                                -                   -            (1,628,189)           (1,628,189)
                                                   ------------    ----------------       ---------------      ----------------

Balance at December 31, 1994                             79,354           7,134,843              (439,371)            6,774,826

Allocation of net income                                 15,110           1,358,482                     -             1,373,592

Change in net unrealized appreciation
or depreciation of investments                                -                   -                78,585                78,585
                                                   ------------    ----------------       ---------------      ----------------

Balance at December 31, 1995                       $     94,464    $      8,493,325       $      (360,786)     $      8,227,003
                                                   ============    ================       ===============      ================


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


1.       Organization and Purpose

ML Technology Ventures, L.P. (the "Partnership") is a Delaware limited partnership formed in April 1984. ML R&D Co., L.P., the general partner of the Partnership (the "General Partner"), is also a Delaware limited partnership formed in April 1984, the general partner of which is Merrill Lynch R&D Management Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc. DLJ Capital Management Corporation (the "Sub-Manager"), an indirect subsidiary of Donaldson, Lufkin & Jenrette, Inc., is the sub-manager of the Partnership, pursuant to a sub-management agreement among the Partnership, the Management Company, the General Partner and the Sub-Manager.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


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

4.       Commitment

The Partnership has a $388,957 commitment to fund MLMS Cancer Research, Inc. The Partnership is a shareholder of MLMS Cancer Research which is the general partner of ML/MS Associates, L.P., a research and development joint venture with IDEC Pharmaceuticals Corporation.

5.       Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 1% of the aggregate capital contributions to the Partnership payable quarterly in arrears. Subsequent to the year ended December 31, 1995, the management fee was reduced to $200,000 per annum effective with the payment due for the quarter ended March 31, 1996 (see Note 13 of Notes to Financial Statements).

6.       Investments in Equity Securities at December 31, 1995 and 1994

As of January 1, 1994, the Partnership adopted Financial Accounting Standards Board No. 115 ("FASB" 115) ("Accounting for Certain Investments in Debt and Equity Securities"). The effect on partners' capital of initially applying this FASB was a change in accounting principle, and the unrealized gain for securities available for sale is reflected as a separate component of partners' capital. In accordance with this statement, debt and equity securities which do not have readily determinable market values are not marked to market and the market values of these securities are not reflected in the balance sheet.

Investments in Publicly Traded Securities at December 31, 1995:

                                                       Common                                Unrealized             Market
                                                       Shares               Cost             Gain (Loss)             Value
Ecogen Inc.                                              256,000       $      645,581       $    (277,453)     $       368,128
Photon Technology International, Inc.                  1,190,476            1,125,000             (83,333)           1,041,667
                                                                       --------------       -------------      ---------------

Total                                                                  $    1,770,581       $    (360,786)     $     1,409,795
                                                                       ==============       =============      ===============

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


On March 16, 1995, the research and development joint venture between IDEC Pharmaceuticals Corporation and ML/MS Associates, L.P. was terminated. In connection with the termination and cancellation of all future rights to royalties from the sale of commercialized products, ML/MS Associates received 1,000,000 shares of unregistered IDEC common stock and 69,375 shares of 10% dividend accumulating preferred stock of IDEC. On March 15, 1997, the preferred stock will convert into $8,325,000 of IDEC common stock, representing $120 worth of common stock per share of preferred stock. The Partnership owns a 36.2% limited partnership interest in ML/MS Associates and 420,000 shares of MLMS Cancer Research, Inc. ("CRI") common stock, the general partner of ML/MS Associates, representing a 36.5% ownership of CRI. CRI has a 1% ownership interest in ML/MS Associates. On March 16, 1995 and December 29, 1995 (the last trading day of the fiscal year), the closing market price of IDEC's common stock was $4.50 and $19.50, respectively.

In March 1995, in a non-cash transaction, the Partnership exchanged its 275,000 Interleaf, Inc. warrants for 72,368 shares of common stock and sold such shares in the public market.

In December 1995, the Partnership received 1,000,000 common shares of Photon Technology International, Inc. in connection with the termination of the Partnership's research and development venture with the company.

In December 1995, the Partnership sold 66,682 shares of Ecogen Inc. common stock in the public market.

Investments in Publicly Traded Securities at December 31, 1994:

                                                        Shares/                              Unrealized             Market
                                                       Warrants             Cost             Gain (Loss)             Value
Ecogen Inc. - common stock                               322,682       $      839,850       $     309,866      $     1,149,716
Interleaf, Inc. - warrant                                275,000              594,475            (594,475)                   0
Photon Technology International, Inc.
   - common stock                                        190,476              250,000            (154,762)              95,238
                                                                       --------------       -------------      ---------------

Total                                                                  $    1,684,325       $    (439,371)     $     1,244,954
                                                                       ==============       =============      ===============

7.       Accounts Receivable

In June 1988, the Partnership terminated its research and development joint venture with United AgriSeeds, Inc. Under the terms of the termination agreement, accounted for as an installment sale, the Partnership will receive $10 million over an eight-year period which began in January 1989. The $10 million payment will result in a $4.1 million return of capital, a $2.2 million gain from the sale of technology and $3.7 million of interest income to be recorded over the payment period. At December 31, 1995, the balance due from United AgriSeeds, net of unamortized discount, was $2.3 million and the deferred gain from the sale was $535,000. The cash payments due from United AgriSeeds total $2.4 million at December 31, 1995.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


8.       Cash Distributions

Cash distributions paid to Partners during 1995, 1994 and 1993 and cumulative cash distributions paid from inception of the Partnership through December 31, 1995 are listed below:

                                                                General                    Limited              Per $1,000
Distribution Date                                               Partner                   Partners                 Unit
- ----------------------------------------------------         ------------             ---------------         ---------
Inception to December 31, 1992                               $    468,011             $    42,078,246             $  609
March 26, 1993                                                     84,534                   7,600,340                110
January 21, 1994                                                   38,424                   3,454,700                 50
                                                             ------------             ---------------             ------
Cumulative totals as of December 31, 1995                    $    590,969             $    53,133,286             $  769
                                                             ============             ===============             ======

In November 1995, the General Partner approved a cash distribution to Partners totaling $3,842,437; $3,800,170, or $55 per Unit to the Limited Partners, and $42,267 to the General Partner. The distribution was paid on January 19, 1996 to Limited Partners of record on January 1, 1996.

9.       Net Realized Gains from Research and Development Ventures

For the year ended December 31, 1995, the Partnership realized a $446,000 gain relating to the receipt of an installment sale payment from United AgriSeeds, Inc. and also realized an $875,000 gain relating to the termination of its R&D venture with Photon Technology International, Inc. For the year ended December 31, 1994, the Partnership realized a gain of $335,000 relating to the receipt of an installment sale payment from United AgriSeeds. For the year ended December 31, 1993, the Partnership realized gains totaling $1.1 million relating to the receipt of Interleaf, Inc. and United AgriSeeds installment sale payments.

10.      Net Realized Gains or Losses from Investments

During the year ended December 31, 1995, the Partnership realized a $222,000 loss from the sale of its investment in Interleaf, Inc. and also realized a $95,000 loss from the sale of 66,682 shares of Ecogen, Inc. common stock. For the year ended December 31, 1994, the Partnership realized a $702,000 loss from the expiration and write-off of warrants to purchase common stock of Photon Technology International, Inc., IDEC Pharmaceuticals Corporation and Bolt
Beranek and Newman, Inc. Additionally during 1994, the Partnership wrote-off $250,000 of its $500,000 subordinated note due from Photon Technology International, Inc. For the year ended December 31, 1993, the Partnership realized a gain of $492,000 from the settlement of a class action lawsuit related to the 1989 acquisition of Gen-Probe Incorporated by Chugai Pharmaceutical Company.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


11.      Investments in U.S. Government Securities

At December 31, 1995 and 1994, the Partnership had the following  investments in
U. S. Government securities.

                                                            Maturity          Purchase          Amortized
                                               Yield          Date              Price             Cost             Face Value

At December 31, 1995:
U.S. Treasury Bill                            5.29%            1/4/96    $    3,883,381      $    3,897,708     $     3,900,000
U.S. Treasury Bill                            5.29%            2/1/96           694,137             696,708             700,000
                                                                         --------------      --------------     ---------------

Total                                                                    $    4,577,518      $    4,594,416     $     4,600,000
                                                                         ==============      ==============     ===============

At December 31, 1994:

U.S. Treasury Bill                            4.86%            1/5/95    $    1,728,029      $    1,748,819     $     1,750,000
                                                                         ==============      ==============     ===============

12.    Subordinated Promissory Note

In December 1995, the R&D venture between the Partnership and Photon Technology International, Inc. was terminated. In connection with the termination, Photon agreed to pay the Partnership $770,761 to satisfy its $500,000 subordinated note obligation and related accrued interest. The $770,761 will be paid in installments beginning in January 1996. As discussed in Note 10 of these Notes to Financial Statements, the Partnership had written-off $250,000 of the principal amount of such note in 1994. As a result, the first $250,000 paid under the new arrangement will be recorded as a return of principal on the note.

13.    Subsequent Events

On March 27, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership from 1% of the aggregate capital contributions to the Partnership, or $698,624 per annum, to $200,000 per annum. The reduction will commence with the quarterly management fee payable for the quarter ending March 31, 1996.

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

The Management Company

Merrill Lynch R&D Management Inc. (the "Management Company") performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement, dated as of October 15, 1984, between the Partnership and the
Management Company. As of March 18, 1996, the directors of the Management Company and the officers of the Management Company involved in the administrative and operational support of the Partnership are:

                                                                                                   Served in Present
Name and Age                                           Position Held                               Capacity Since
Kevin K. Albert (43)                                   Director                                    April 2, 1990
                                                       President                                   July 5, 1991


Robert F. Aufenanger (42)                              Director                                    April 2, 1990
                                                       Executive Vice President                    February 2, 1993

Michael E. Lurie (52)                                  Director                                    August 10, 1995
                                                       Vice President                              August 11, 1995

Diane T. Herte (35)                                    Treasurer                                   August 11, 1995
                                                       Vice President                              August 11, 1995

The directors of the Management Company will serve as directors until their successors are elected and qualify at the next annual meeting of stockholders. The executive officers of the Management Company will hold office until their successors are elected and qualify at the next annual meeting of the Board of Directors of the Management Company.

On May 23, 1991, the Management Company entered into a sub-management agreement with DLJ Capital Management Corporation (the "Sub-Manager") pursuant to which the Sub-Manager, an indirect wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, Inc., provides management and advisory services in connection with the research and development activities (the "R&D Activities") and investments of the Partnership.

Such arrangements provide that the Sub-Manager, subject to the overall responsibility and control of the Management Company and the Partnership, will make all decisions regarding the Partnership's R&D Activities and investments and, among other things, structure, negotiate and monitor the status of the Partnership's joint ventures and portfolio limited partnerships and exercise the rights and fulfill the responsibilities of the Partnership under direct development contracts or joint ventures and exercise any rights the Partnership may have as a limited partner in portfolio limited partnerships. The Management Company continues to serve as the management company for the Partnership. Fees of the Sub-Manager are paid directly by the Management Company.

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

On March 27, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership from 1% of the aggregate capital contributions to the Partnership, or $698,624 per annum, to $200,000 per annum. The reduction will commence with the quarterly management fee payable for the quarter ending March 31, 1996.

Under the sub-management agreement, as amended, with the Sub-Manager, the Management Company pays the Sub-Manager 95% of the compensation which it receives under its management agreement with the Partnership. In addition, effective with the quarterly management fee payable for the quarter ending March 31, 1996, the Management Company will pay the Sub-Manager an annual fee of $225,000. The Sub-Manager and an affiliated entity, DLJ Associates VI L.P., are limited partners of ML R&D Co., L.P., the general partner of the Partnership. Pursuant to the sub-management agreement, the Sub-Manager and DLJ Associates VI L.P. will be allocated profits, if any, that otherwise would have been allocated to the Management Company as the general partner of ML R&D Co., L.P.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

As of March 18, 1996, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. In addition, no director or officer of the Management Company is known by the Partnership to be the beneficial owner of any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Messrs. Albert and Aufenanger are involved with certain other entities affiliated with Merrill Lynch or its affiliates. Michael E. Lurie, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Diane T. Herte, a Vice President and Treasurer of the Management Company and an Assistant Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1984.
                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           1.  Independent Auditors' Report

                  Balance Sheets as of December 31, 1995 and 1994

                    Statements of Operations for the years ended December 31, 1995, 1994 and 1993

                    Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                    Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 1996.


              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D CO., L.P.
              General Partner


By:           MERRILL LYNCH R&D MANAGEMENT INC.
              its General Partner


By:           /s/   Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 22nd day of March 1996.


By:           /s/   Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer and Director)

By:           /s/   Diane T. Herte
              Diane T. Herte
              Treasurer
              (Principal Financial and Accounting Officer)