Form 10-Q
period 1996-03-31
ML TECHNOLOGY VENTURES LP
filed 1996-05-15
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1996 (Unaudited) and December 31, 1995

Statements of Operations for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                       March 31, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Cash and cash equivalents                                                             $      234,598           $       243,366
Investments - Notes 2 and 6
   U.S. Government securities, at amortized cost                                           3,515,517                 4,594,416
   Publicly traded securities (cost $1,125,000 at March 31, 1996
      and $1,770,581 at December 31, 1995)                                                 1,860,714                 1,409,795
   Other equity investments, at cost                                                          73,043                    73,043
   Subordinated Promissory Note - Note 8                                                     150,000                   250,000
Accounts receivable (less unamortized discount of $133,270
   at December 31, 1995) - Note 7                                                                  -                 2,266,730
Other receivables                                                                             39,977                   137,062
                                                                                      --------------           ---------------

TOTAL ASSETS                                                                          $    5,873,849           $     8,974,412
                                                                                      ==============           ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $      113,931           $        37,464
Due to Management Company - Note 5                                                            50,000                   174,656
Deferred gain on sale of technology - Note 7                                                       -                   535,289
                                                                                      --------------           ---------------
   Total liabilities                                                                         163,931                   747,409
                                                                                      --------------           ---------------

Partners' Capital:
General Partner                                                                               54,714                    94,464
Limited Partners (69,094 Units)                                                            4,919,490                 8,493,325
Unallocated net unrealized appreciation (depreciation) of
   investments - Note 2                                                                      735,714                  (360,786)
                                                                                      --------------           ---------------
     Total partners' capital                                                               5,709,918                 8,227,003
                                                                                      --------------           ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    5,873,849           $     8,974,412
                                                                                      ==============           ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                                1996                  1995
                                                                                             ------------         --------

INCOME
   Royalty and licensing income                                                              $     36,004         $     366,978
   Interest on accounts receivable                                                                 49,716                85,828
   Other interest income                                                                           22,195                25,676
                                                                                             ------------         -------------
   Total income                                                                                   107,915               478,482
                                                                                             ------------         -------------

EXPENSES

   Management fee - Note 5                                                                         50,000               174,656
   Professional fees                                                                              108,349                74,863
   Mailing and printing                                                                            14,814                14,432
   Miscellaneous                                                                                    1,050                   371
                                                                                             ------------         -------------
   Total expenses                                                                                 174,213               264,322
                                                                                             ------------         -------------

NET OPERATING INCOME (LOSS)                                                                       (66,298)              214,160
                                                                                             ------------         -------------

Net realized gain from research and development ventures - Note 7                                 618,843                     -

Net realized loss from investments - Note 6                                                      (323,693)             (221,681)
                                                                                             ------------         -------------

NET REALIZED GAIN (LOSS)                                                                          295,150              (221,681)
                                                                                             ------------         -------------

NET INCOME (LOSS) (allocable to Partners) - Note 3                                           $    228,852         $      (7,521)
                                                                                             ============         =============

Net income (loss) per unit of limited partnership interest                                        $ 3.28               $  (.11)
                                                                                                  ======               =======


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,

                                                                                                   1996               1995
                                                                                               -------------       -------
CASH FLOWS PROVIDED FROM (USED FOR) OPERATING
   ACTIVITIES
   Interest and other income received                                                          $     117,109       $    372,006
   Other operating expenses paid                                                                    (221,559)          (217,249)
                                                                                               -------------       ------------
   Cash provided from (used for) operating activities                                               (104,450)           154,757
                                                                                               -------------       ------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES
   Net return (purchase) of investments in U.S. Treasury Bills                                     1,066,927           (262,447)
   Proceeds from the sale or termination of research and development
     ventures                                                                                      2,350,284                  -
   Proceeds from the repayment of subordinated note                                                  100,000                  -
   Proceeds from the sale of investments in equity securities                                        420,908            349,047
                                                                                               -------------       ------------
   Cash provided from investing activities                                                         3,938,119             86,600
                                                                                               -------------       ------------

CASH FLOWS FOR FINANCING ACTIVITIES
   Cash distributions:
   General Partner                                                                                   (42,267)                 -
   Limited Partners                                                                               (3,800,170)                 -
                                                                                               -------------       ------------
Cash used for financing activities                                                                (3,842,437)                 -
                                                                                               -------------       ------------

Increase (decrease) in cash and cash equivalents                                                      (8,768)           241,357
Cash and cash equivalents at beginning of period                                                     243,366            359,001
                                                                                               -------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     234,598       $    600,358
                                                                                               =============       ============

Reconciliation  of net income (loss) to cash provided from (used for)  operating activities:
   Net income (loss)                                                                           $     228,852       $     (7,521)
                                                                                               -------------       ------------
   Adjustments to reconcile net income (loss) to cash provided from
     (used for) operating activities:
     Net realized (gain) loss                                                                       (295,150)           221,681
     (Increase) decrease in receivables                                                               10,037           (108,309)
     Increase (decrease) in payables, net                                                            (48,189)            48,906
                                                                                               -------------       ------------
   Total adjustments                                                                                (333,302)           162,278
                                                                                               -------------       ------------

Cash provided from (used for) operating activities                                             $    (104,450)      $    154,757
                                                                                               =============       ============

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1996


                                                                                            Unallocated
                                                                                          Net Unrealized
                                                                                           Appreciation
                                                       General           Limited          (Depreciation)
                                                       Partner          Partners          of Investments             Total
Balance at beginning of period                      $    94,464      $    8,493,325       $     (360,786)      $     8,227,003

Cash distribution paid
January 19, 1996 - Note 9                               (42,267)         (3,800,170)                   -            (3,842,437)

Allocation of net income - Note 3                         2,517             226,335                    -               228,852

Change in net unrealized appreciation
(depreciation) of investments                                 -                   -            1,096,500             1,096,500
                                                    -----------      --------------       --------------       ---------------

Balance at end of period                            $    54,714      $    4,919,490       $      735,714       $     5,709,918
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

2.       Significant Accounting Policies

Research and Development Costs - In prior periods, the Partnership incurred costs in connection with its research and development ventures, including patent application costs, which were expensed in the period incurred. Research and development expenses were shown net of value received for the granting of options to purchase technology being developed. Valuation of Investments - In accordance with Statement of Financial Accounting Standards No. 115, investments in available-for-sale securities (publicly traded securities) are accounted for at market value based on the closing public market price on the last day of the accounting period. Non-publicly traded securities are accounted for at cost. The cost of an investment is written down to its fair value when the investment is determined to be other than temporarily impaired. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. Statements of Cash Flows - The Partnership considers cash held in its interest-bearing cash account to be cash equivalents. Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

4.       Commitment

The Partnership has an outstanding commitment of $388,957 payable on demand, when and if called for by MLMS Cancer Research, Inc. The Partnership has a 36.5% ownership interest in MLMS Cancer Research which is the general partner of ML/MS Associates, L.P., formerly a research and development joint venture with IDEC Pharmaceuticals Corporation. The Partnership also owns a 36.2% limited partnership interest in ML/MS Associates.

5.       Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. Effective with the management fee payment due for the quarter ended March 31, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership to $200,000 per annum from the previous fee payable of 1% of the aggregate capital contributions to the Partnership, or $698,624 per annum.

6.       Investments in Equity Securities as of March 31, 1996

In accordance with the Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", unrealized gain or loss from securities available for sale (publicly traded securities) is reflected as a separate component of partners' capital. Additionally, debt and equity securities which do not have readily determinable market values are not marked to market and the market values of these securities are not reflected in the balance sheet.

                                                             Common                            Unrealized            Market
                                                             Shares            Cost               Gain                Value
Publicly Traded Securities:
Photon Technology International, Inc.                        1,190,476    $    1,125,000       $    735,714     $     1,860,714
                                                                          ==============       ============     ===============

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


During the quarter ended March 31, 1996, the Partnership sold its remaining common shares of Ecogen Inc. for $321,889, realizing a loss of $323,692.

During March 1995, in a non-cash transaction, the Partnership exchanged its warrant to purchase 275,000 shares of Interleaf, Inc. common stock at $3.50 per share for 72,368 shares of Interleaf common stock. Such shares were sold during March 1995 in the public market for $373,000, resulting in a realized loss of $222,000.

At March 31, 1996, the Partnership owns a 36.2% limited partnership interest in ML/MS Associates, L.P. and 420,000 shares of MLMS Cancer Research, Inc. ("CRI") common stock, the general partner of ML/MS Associates, representing a 36.5% ownership of CRI. CRI has a 1% ownership interest in ML/MS Associates. On March 16, 1995, the research and development joint venture between IDEC Pharmaceuticals Corporation and ML/MS Associates was terminated. In connection with the termination and cancellation of all future rights to receive royalties from the sale of commercialized products, ML/MS Associates received 1,000,000 shares of unregistered IDEC common stock and 69,375 shares of 10% dividend accumulating preferred stock of IDEC. The preferred stock is not convertible until March 15, 1997. On March 15, 1997, assuming the conversion price of the preferred stock is $3.75 or above at the time of conversion, ML/MS Associates' preferred stock will convert into $8,325,000 of IDEC common stock, representing $120 worth of common stock per share of preferred stock. On March 16, 1995 and March 29, 1996 (the last trading day of the fiscal quarter), the closing public market price per share of IDEC's common stock on the NASDAQ National Market was $4.50 and $22.25, respectively.

7.       Accounts Receivable

In June 1988, the Partnership terminated its research and development joint venture with United AgriSeeds, Inc. Pursuant to the termination agreement, accounted for as an installment sale, the Partnership received $10 million over an eight-year period which began in January 1989. In March 1996, the Partnership received the final installment payment of $2.4 million from United AgriSeeds which was due in September 1996. The $2.4 million payment resulted in a $1,731,441 return of capital, $49,716 of interest income and a $618,843 realized gain. The $618,843 realized gain included the recognition of an additional $83,554 realized gain due to the early receipt of the payment from the company.

8.       Subordinated Promissory Note

In December 1995, Photon Technology International, Inc. agreed to pay the Partnership $770,761 to satisfy its $500,000 subordinated note obligation and related accrued interest. The $770,761 will be paid in 24 monthly installments of $20,000 with a $291,761 final payment due in December 1997. The Partnership had

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


written-off $250,000 of the principal amount of such note in 1994. As a result, the first $250,000 paid under the new arrangement will be recorded as a return of principal on the note. As of March 31, 1996, the Partnership had received 5 installment payments totaling $100,000 from Photon Technology.

9.       Cash Distributions

Cash distributions paid to Partners during the periods presented and cumulative cash distributions paid from inception of the Partnership through March 31, 1996 are listed below:

                                                            General               Limited              Per $1,000
Distribution Date                                           Partner              Partners                 Unit
Inception to December 31, 1995                          $     590,969        $     53,133,286            $  769
January 19, 1996                                               42,267               3,800,170                55
                                                        -------------        ----------------            ------
Cumulative totals at March 31, 1996                     $     633,236        $     56,933,456            $  824
                                                        =============        ================            ======

In May 1996, the General Partner approved an additional cash distribution to Partners totaling $3,493,124; $3,454,700, or $50 per Unit, to the Limited Partners and $38,424 to the General Partner. This distribution is scheduled to be paid in July 1996 to Limited Partners of record on July 1, 1996.

10.      Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1996, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

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

On January 19, 1996, the Partnership made a cash distribution to Partners totaling $3,842,437; $3,800,170, or $55 per Unit, to Limited Partners of record on January 1, 1996, and $42,267 to the General Partner. As of March 31, 1996, cumulative cash distributions to Partners totaled $57,566,692; $56,933,456, or $824 per Unit, to the Limited Partners and $633,236 to the General Partner.

During March 1996, the Partnership received the final $2.4 million installment payment due from United AgriSeeds, Inc. relating to the 1988 termination of the joint venture between the Partnership and United AgriSeeds. Additionally, during the three months ended March 31, 1996, the Partnership received proceeds totaling $421,000 from the sale of its remaining investment in Ecogen Inc. (including $99,000 from shares sold in December 1995), and also received payments totaling $100,000 relating to its subordinated note agreement with Photon Technology International, Inc.

As of March 31, 1996, the Partnership had $3.5 million invested in Permitted Temporary Investments ("PTIs"), as such term is defined in the Partnership Agreement, with maturities of less than one year and $235,000 in an interest bearing cash account. For the three months ended March 31, 1996, the Partnership earned $13,000 from its PTIs. Interest earned from PTIs in future years is subject to fluctuations in short-term interest rates and amounts available for investment in PTIs. It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, future royalty and licensing income, interest income from PTIs and proceeds received by the Partnership from the sale of its remaining assets.

In May 1996, the General Partner approved a cash distribution to Partners totaling $3,493,124; $3,454,700, or $50 per Unit, to Limited Partners of record on July 1, 1996, and $38,424 to the General Partner. The distribution is scheduled to be paid in July 1996.

The Partnership is working toward a final liquidation of its assets and termination of the Partnership in 1998 or earlier, if possible. The timing of such liquidation of the Partnership's assets and termination of the Partnership is contingent upon, among other things, market conditions and contractual and securities laws restrictions and no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate its assets and terminate in such time-frame.

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

Results of Operations

For the three months ended March 31, 1996 and 1995, the Partnership had net income of $229,000 and a net loss of $8,000, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended March 31, 1996 and 1995, the Partnership had a net operating loss of $66,000 and net operating income of $214,000, respectively. The decrease in net operating income for the 1996 period compared to the 1995 period primarily was the result of a $370,000 decrease in total income, partially offset by a $90,000 decrease in operating expenses. The decrease in total income primarily resulted from a decrease in royalty and licensing income relating to the expiration of the first research and development venture with Gen-Probe Incorporated (R&D Venture 1). During the June 1995 quarter, the Partnership reached the maximum cumulative royalties to be paid under the royalty agreement relating to Gen-Probe R&D Venture 1 and, therefore, will not receive future royalties from Gen-Probe relating to this venture. Also contributing to the decline in total income was a $36,000 reduction in interest earned from the reduced receivable balance due from United AgriSeeds. As stated above, the Partnership received the final payment due from United AgriSeeds in March 1996.

Operating expenses declined by $90,000 for the 1996 period compared to the 1995 period due to a $125,000 decrease in the management fee, as discussed above, offset by a $34,000 increase in professional fees. The increase in professional fees resulted from an increase in legal fees incurred by the Partnership during the 1996 period.

Realized Gains and Losses - For the three months ended March 31, 1996, the Partnership had a net realized gain totaling $295,000. During March 1996, the Partnership received the final $2.4 million installment payment from United AgriSeeds, as discussed above, resulting in the recognition of a $619,000 realized gain during the quarter. Additionally, the Partnership sold its remaining common shares of Ecogen for $322,000, realizing a loss of $324,000.

For the three months ended March 31, 1995, the Partnership had a net realized loss of $222,000. During March 1995, in a non-cash transaction, the Partnership exchanged its warrant to purchase 275,000 shares of Interleaf, Inc. common stock at $3.50 per share for 72,368 shares of Interleaf common stock. Such shares were sold in March 1995 in the public market for $373,000, resulting in a realized loss of $222,000.

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

                    (10) (c) Amendment dated March 27, 1996 to the Management Agreement among the Partnership, Management Company and the Managing General Partner.

                    (10) (d) Amendment dated March 27, 1996 to the Sub-Management Agreement among the Partnership, Management Company, the Managing General Partner and the Sub-Manager.

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



Date:         May 14, 1996