Form 10-Q
period 1996-06-30
ML TECHNOLOGY VENTURES LP
filed 1996-08-14
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3213176
===============================================================================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


World Financial Center, North Tower
New York, New York                                                   10281-1326
===============================================================================
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (212) 449-1000


Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1996 (Unaudited) and December 31, 1995

Statements of Operations for the Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                        June 30, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Cash and cash equivalents                                                             $      255,673           $       243,366
Investments - Notes 2 and 6
   U.S. Government securities, at amortized cost                                           3,495,246                 4,594,416
   Publicly traded securities (cost $1,125,000 at June 30, 1996
     and $1,770,581 at December 31, 1995)                                                  1,265,476                 1,409,795
   Other equity investments, at cost                                                          73,043                    73,043
   Subordinated Promissory Note - Note 8                                                     130,000                   250,000
Accounts receivable (less unamortized discount of $133,270
   at December 31, 1995) - Note 7                                                                  -                 2,304,772
Other receivables                                                                             42,004                    99,020
                                                                                      --------------           ---------------

TOTAL ASSETS                                                                          $    5,261,442           $     8,974,412
                                                                                      ==============           ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $       82,381           $        37,464
Due to Management Company - Note 5                                                            50,000                   174,656
Deferred gain on sale of technology - Note 7                                                       -                   535,289
                                                                                      --------------           ---------------
   Total liabilities                                                                         132,381                   747,409
                                                                                      --------------           ---------------

Partners' Capital:
General Partner                                                                               54,873                    94,464
Limited Partners (69,094 Units)                                                            4,933,712                 8,493,325
Unallocated net unrealized appreciation (depreciation) of
   investments - Note 2                                                                      140,476                  (360,786)
                                                                                      --------------           ---------------
     Total partners' capital                                                               5,129,061                 8,227,003
                                                                                      --------------           ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    5,261,442           $     8,974,412
                                                                                      ==============           ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,

                                                                      1996            1995             1996            1995
                                                                  -----------     ------------    ------------     --------
INCOME
   Royalty and licensing income                                   $    37,567     $    332,000    $     73,571     $     698,978
   Interest on accounts receivable                                          -           86,782          49,716           172,610
   Other interest income                                               45,182           33,586          67,377            59,262
                                                                  -----------     ------------    ------------     -------------
   Total income                                                        82,749          452,368         190,664           930,850
                                                                  -----------     ------------    ------------     -------------

EXPENSES

   Management fee - Note 5                                             50,000          174,656         100,000           349,312
   Professional fees                                                    5,654            6,332         114,003            81,195
   Mailing and printing                                                12,714            9,838          27,528            24,270
   Miscellaneous                                                            -              810           1,050             1,181
                                                                  -----------     ------------    ------------     -------------
   Total expenses                                                      68,368          191,636         242,581           455,958
                                                                  -----------     ------------    ------------     -------------

NET OPERATING INCOME (LOSS)                                            14,381          260,732         (51,917)          474,892
                                                                  -----------     ------------    ------------     -------------

Net realized gain from research and development
   ventures - Note 7                                                        -                -         618,843                 -

Net realized loss from investments - Note 6                                 -                -        (323,693)         (221,681)
                                                                  -----------     ------------    ------------     -------------

NET REALIZED GAIN (LOSS)                                                    -                -         295,150          (221,681)
                                                                  -----------     ------------    ------------     -------------

NET INCOME (allocable to Partners) - Note 3                       $    14,381     $    260,732    $    243,233     $     253,211
                                                                  ===========     ============    ============     =============


Net income per unit of limited partnership interest                     $ .21         $  3.73          $  3.48         $  3.62
                                                                        =====         =======          =======         =======


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,


                                                                                                  1996               1995
                                                                                             --------------     ---------
CASH FLOWS PROVIDED FROM (USED FOR) OPERATING
   ACTIVITIES
     Interest and other income received                                                      $      194,777     $       772,515
     Other operating expenses paid                                                                 (321,477)           (461,949)
                                                                                             --------------     ---------------
     Cash provided from (used for) operating activities                                            (126,700)            310,566
                                                                                             --------------     ---------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES
     Net return (purchase) of investments in U.S. Treasury Bills                                  1,090,252            (761,452)
     Proceeds from the sale or termination of research and
       development ventures                                                                       2,350,284                   -
     Proceeds from the repayment of subordinated note                                               120,000                   -
     Proceeds from the sale of investments in equity securities                                     420,908             372,794
                                                                                             --------------     ---------------
     Cash provided from (used for) investing activities                                           3,981,444            (388,658)
                                                                                             --------------     ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
   Cash distributions:
     General Partner                                                                                (42,267)                  -
     Limited Partners                                                                            (3,800,170)                  -
                                                                                             --------------     ---------------
Cash used for financing activities                                                               (3,842,437)                  -
                                                                                             --------------     ---------------

Increase (decrease) in cash and cash equivalents                                                     12,307             (78,092)
Cash and cash equivalents at beginning of period                                                    243,366             359,001
                                                                                             --------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      255,673     $       280,909
                                                                                             ==============     ===============

Reconciliation  of net  income  to  cash  provided  from  (used  for)  operating activities:
   Net income                                                                                $      243,233     $       253,211
                                                                                             --------------     ---------------
   Adjustments to reconcile net income to cash provided from
     (used for) operating activities:
       Net realized (gain) loss                                                                    (295,150)            221,681
       (Increase) decrease in receivables                                                             4,956            (160,168)
       Decrease in payables                                                                         (79,739)             (4,158)
                                                                                             --------------     ---------------
   Total adjustments                                                                               (369,933)             57,355
                                                                                             --------------     ---------------

Cash provided from (used for) operating activities                                           $     (126,700)    $       310,566
                                                                                             ==============     ===============

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1996


                                                                                           Unallocated
                                                                                         Net Unrealized
                                                                                          Appreciation
                                                       General         Limited           (Depreciation)
                                                       Partner        Partners           of Investments              Total
Balance at beginning of period                      $    94,464    $     8,493,325       $     (360,786)      $      8,227,003

Cash distribution paid
January 19, 1996 - Note 9                               (42,267)        (3,800,170)                   -             (3,842,437)

Allocation of net income - Note 3                         2,676            240,557                    -                243,233

Change in net unrealized appreciation
(depreciation) of investments                                 -                  -              501,262                501,262
                                                    -----------    ---------------       --------------       ----------------

Balance at end of period                            $    54,873    $     4,933,712       $      140,476       $      5,129,061
                                                    ===========    ===============       ==============       ================


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

The objective of the Partnership has been to achieve cash flow from the commercialization of a broad range of technologies developed and owned by, or on behalf of, the Partnership. The Partnership has been engaged in research and development activities for the development of new technology through contracts, joint ventures and investments in other partnerships. The Partnership, which is in the process of liquidation, will terminate no later than January 31, 2005.

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

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that profits shall be allocated to all Partners in proportion to their capital contributions until there have been distributions to the Limited Partners equal to their capital contributions, after which time 90% will be allocated to the Limited Partners and 10% to the General Partner until there has been distributed to the Limited Partners an aggregate amount, since the inception of the Partnership, equal to twice their capital contributions and thereafter 80% will be allocated to the Limited Partners and 20% to the General Partner. Losses shall be allocated to all Partners in proportion to their capital contributions, provided, however, that to the extent profits have been credited in the 90-10 or 80-20 ratio, losses shall be charged in such ratios in reverse order in which profits were credited.

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

6.       Investments in Equity Securities as of June 30, 1996

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

Investment in Publicly Traded Securities at June 30, 1996:

                                                             Common                            Unrealized            Market
                                                             Shares            Cost               Gain                Value
Photon Technology International, Inc.                        1,190,476    $    1,125,000       $    140,476     $     1,265,476
                                                                          ==============       ============     ===============

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


During the quarter ended March 31, 1996, the Partnership sold its remaining common shares of Ecogen Inc. for $322,000, realizing a loss of $324,000.

During March 1995, in a non-cash transaction, the Partnership exchanged its warrant to purchase 275,000 shares of Interleaf, Inc. common stock at $3.50 per share for 72,368 shares of Interleaf common stock. Such shares were sold during March 1995 in the public market for $373,000, resulting in a realized loss of $222,000.

The Partnership owns a 36.2% limited partnership interest in ML/MS Associates, L.P. and holds 420,000 common shares representing a 36.5% ownership interest in MLMS Cancer Research, Inc. ("CRI"), the general partner of ML/MS Associates. CRI has a 1% ownership interest in ML/MS Associates. On March 16, 1995, the research and development joint venture between IDEC Pharmaceuticals Corporation and ML/MS Associates was terminated. In connection with the termination and cancellation of all future rights to receive royalties from the sale of commercialized products, ML/MS Associates received 1,000,000 shares of unregistered IDEC common stock and 69,375 shares of 10% dividend accumulating preferred stock of IDEC. The preferred stock will convert into common stock on March 15, 1997 at a conversion rate equal to $120 per share of preferred stock and at a conversion price which is equal to the greater of $3.75 or the average closing price of IDEC common stock from February 1, 1997 to March 1, 1997. At March 16, 1995 and June 28, 1996 (the last trading day of the fiscal quarter), the public market price of IDEC common stock was $4.50 per share and $23.13 per share, respectively.

7.       Accounts Receivable

In June 1988, the Partnership terminated its research and development joint venture with United AgriSeeds, Inc. Pursuant to the termination agreement, accounted for as an installment sale, the Partnership received $10 million over an eight-year period which began in January 1989. In March 1996, the Partnership received the final installment payment of $2.4 million from United AgriSeeds which was due in September 1996. The $2.4 million payment resulted in a $1,731,441 return of capital, $49,716 of interest income and a $618,843 realized gain. The early receipt of the final installment payment resulted in the recognition of a $618,843 realized gain compared to the $535,289 deferred gain recorded at December 31, 1995.

8.       Subordinated Promissory Note

In December 1995, Photon Technology International, Inc. agreed to pay the Partnership $770,761 to satisfy its $500,000 subordinated note obligation and related accrued interest. The $770,761 is being paid in 24 monthly installments of $20,000 plus a final balloon payment of $290,761. The Partnership had written-off $250,000 of the principal amount of such note in 1994. As a result, the first $250,000 paid under the new

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


arrangement will be recorded as a return of principal on the note. As of June 30, 1996, the Partnership had received 6 installment payments totaling $120,000 from Photon Technology. In June 1996, the Partnership agreed to allow Photon Technology to defer its monthly payments from June 1996 through September 1996. The monthly payments are scheduled to resume in October 1996. Such deferred payments are due and payable in December 1997 along with the final balloon payment.

9.       Cash Distributions

Cash distributions paid to Partners during the periods presented and cumulative cash distributions paid from inception of the Partnership through June 30, 1996 are listed below:

                                                            General               Limited              Per $1,000
Distribution Date                                           Partner              Partners                 Unit
Inception to December 31, 1995                          $     590,969        $     53,133,286            $  769
January 19, 1996                                               42,267               3,800,170                55
                                                        -------------        ----------------            ------
Cumulative totals at June 30, 1996                      $     633,236        $     56,933,456            $  824
                                                        =============        ================            ======

In May 1996, the General Partner approved an additional cash distribution to Partners totaling $3,493,124; $3,454,700, or $50 per Unit, to the Limited Partners and $38,424 to the General Partner. This distribution was paid on July 23, 1996 to Limited Partners of record on July 1, 1996.

10.      Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1996, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

From 1985 to 1991, the Partnership funded $59.6 million of research and development commitments in 16 individual research and development ventures (the "R&D Ventures"). This amount represents 95% of the original $62.5 million of net proceeds to the Partnership. The Partnership has no unfunded research and development commitments and will not enter into new R&D Ventures in the future.

As of June 30, 1996, the Partnership had $3.5 million invested in Permitted Temporary Investments ("PTIs"), as such term is defined in the Partnership Agreement, with maturities of less than one year and $256,000 in an interest bearing cash account. For the three and six months ended June 30, 1996, the Partnership earned $44,000 and $57,000 of interest from its PTIs, respectively. Interest earned from PTIs in future periods is subject to fluctuations in short-term interest rates and amounts available for investment in PTIs. It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, future royalty and licensing income, interest income from PTIs and proceeds received by the Partnership from the sale of its remaining assets.

On July 23, 1996, the Partnership made a cash distribution to Partners totaling $3,493,124; $3,454,700, or $50 per Unit, to Limited Partners of record on July 1, 1996, and $38,424 to the General Partner.

The Partnership is working toward the liquidation of its remaining assets and subsequent termination in 1998 or earlier, if possible. The timing of such liquidation of the Partnership's assets and termination of the Partnership is contingent upon, among other things, market conditions and contractual and securities laws restrictions and no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate its assets and terminate within such time frame.

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

Results of Operations

For the three and six months ended June 30, 1996, the Partnership had net income of $14,000 and $243,000, respectively. For the three and six months ended June 30, 1995, the Partnership had net income of $261,000 and $253,000, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended June 30, 1996 and 1995, the Partnership had net operating income of $14,000 and $261,000, respectively. The decrease in net operating income for the 1996 period compared to the 1995 period was the result of a $370,000 decrease in total income partially offset by a $123,000 decline in operating expenses. The decrease in total income resulted from a decrease in royalty and licensing income relating to the expiration of the first R&D Venture with Gen-Probe Incorporated (Gen-Probe R&D Venture 1). During the June 1995 quarter, the Partnership reached the maximum cumulative royalties to be paid under the royalty agreement relating to Gen-Probe R&D Venture 1 and, therefore, will not receive future royalties from Gen-Probe relating to this venture. Also contributing to the decline in total income was an $87,000 decline in interest earned on accounts receivable due to the reduced receivable balance due from United AgriSeeds during the 1996 period compared to the same period in 1995. The Partnership received the final payment due from United AgriSeeds in March 1996. The decrease in operating expenses primarily was due to a $125,000 decrease in the management fee for the 1996 period due to the reduction of the management fee from $175,000 per quarter to $50,000 per quarter effective with the payment due for the first quarter of 1996, as discussed above.

For the six months ended June 30, 1996 and 1995, the Partnership had a net operating loss of $52,000 and net operating income of $475,000, respectively. The decrease in net operating income for the 1996 period compared to the 1995 period resulted from a $625,000 decrease in royalty and licensing income due to the expiration of the royalty agreement relating to Gen-Probe R&D Venture, as discussed above, and a $123,000 reduction in interest earned from the United
AgriSeeds receivable, also discussed above. Partially offsetting the reduced income in 1996 was a $213,000 reduction in operating expenses, primarily reflecting a lower management fee for the 1996 period, as discussed above.

Realized Gains and Losses - The Partnership had no realized gains or losses for the three months ended June 30, 1996. However, the Partnership had a $295,000 net realized gain for the six months ended June 30, 1996. During March 1996, the Partnership received the final $2.4 million installment payment from United AgriSeeds, resulting in the recognition of a $619,000 realized gain. Additionally, during the three months ended March 31, 1996, the Partnership sold its remaining common shares of Ecogen for $322,000, realizing a loss of $324,000.

The Partnership had no realized gains or losses for the three months ended June 30, 1995. However, the Partnership had a $222,000 net realized loss for the six months ended June 30, 1995. During March 1995, in a non-cash transaction, the Partnership exchanged its warrant to purchase 275,000 shares of Interleaf, Inc. common stock at $3.50 per share for 72,368 shares of Interleaf common stock. Such shares were sold in March 1995 in the public market for $373,000, resulting in a realized loss of $222,000.

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

                    (10)  (c)       Amendment dated March 27, 1996 to the Management Agreement among the Partnership,  Management
                                    Company and the Managing General Partner.*****

                    (10)  (d)       Amendment  dated  March 27,  1996 to the  Sub-Management  Agreement  among  the  Partnership,
                                    Management Company, the Managing General Partner and the Sub-Manager.*****

                    (27)            Financial Data Schedule.

              (b) No reports on Form 8-K have been filed since the  beginning of the period covered by this report.
- ------------------------------

*        Incorporated  by reference to the  Partnership's  Annual Report on Form
         10-K for the fiscal year ended December 31, 1984 filed with the Securities and Exchange Commission on August 12, 1985.
** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 filed with the Securities and Exchange Commission on November 12, 1985.
*** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986 filed with the Securities and Exchange Commission on May 14, 1986.
****     Incorporated  by reference to the  Partnership's  Annual Report on Form
         10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission on March 30, 1992.
***** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 15, 1996.

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



Date:         August 13, 1996