Form 10-Q
period 1996-09-30
ML TECHNOLOGY VENTURES LP
filed 1996-11-12
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1996 (Unaudited) and December 31, 1995

Statements of Operations for the Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                   September 30, 1996         December 31,
                                                                                       (Unaudited)                   1995
ASSETS

Cash and cash equivalents                                                             $      239,980           $       243,366
Investments - Notes 2 and 6
   U.S. Government securities, at amortized cost                                                   -                 4,594,416
   Publicly traded securities (cost $1,125,000 at September 30, 1996
     and $1,770,581 at December 31, 1995)                                                  1,140,873                 1,409,795
   Other equity investments, at cost                                                          73,043                    73,043
   Subordinated Promissory Note - Note 8                                                     130,000                   250,000
Accounts receivable (less unamortized discount of $0 at
September 30, 1996 and $133,270 at December 31, 1995) - Note 7                                30,125                 2,304,772
Receivable from securities sold                                                                    -                    99,020
                                                                                      --------------           ---------------

TOTAL ASSETS                                                                          $    1,614,021           $     8,974,412
                                                                                      ==============           ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $       81,519           $        37,464
Due to Management Company - Note 5                                                            50,000                   174,656
Deferred gain on sale of technology - Note 7                                                       -                   535,289
                                                                                      --------------           ---------------
   Total liabilities                                                                         131,519                   747,409
                                                                                      --------------           ---------------

Partners' Capital:
General Partner                                                                               16,131                    94,464
Limited Partners (69,094 Units)                                                            1,450,498                 8,493,325
Unallocated net unrealized appreciation (depreciation) of
   investments - Note 2                                                                       15,873                  (360,786)
                                                                                      --------------           ---------------
     Total partners' capital                                                               1,482,502                 8,227,003
                                                                                      --------------           ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    1,614,021           $     8,974,412
                                                                                      ==============           ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,

                                                                   1996             1995             1996            1995
                                                               ------------     ------------    ------------    ---------

INCOME

   Royalty and licensing income                                $     30,742     $     31,043    $    104,313    $       730,021
   Interest on accounts receivable                                        -           87,736          49,716            260,346
   Other interest income                                             10,407           35,222          77,784             94,484
                                                               ------------     ------------    ------------    ---------------
   Total income                                                      41,149          154,001         231,813          1,084,851
                                                               ------------     ------------    ------------    ---------------

EXPENSES

   Management fee - Note 5                                           50,000          174,656         150,000            523,968
   Professional fees                                                 11,691            5,500         125,694             86,695
   Mailing and printing                                               8,060            6,537          35,588             30,807
   Miscellaneous                                                        230                -           1,280              1,181
                                                               ------------     ------------    ------------    ---------------
   Total expenses                                                    69,981          186,693         312,562            642,651
                                                               ------------     ------------    ------------    ---------------

NET OPERATING INCOME (LOSS)                                         (28,832)         (32,692)        (80,749)           442,200

Net realized gain from research and development
   ventures - Note 7                                                      -                -         618,843                  -
Net realized loss from investments - Note 6                               -                -        (323,693)          (221,681)
                                                               ------------     ------------        --------    ---------------

NET REALIZED GAIN (LOSS)                                                  -                -         295,150           (221,681)
                                                               ------------     ------------    ------------    ---------------

NET INCOME (LOSS) (allocable to Partners)
   - Note 3                                                    $    (28,832)    $    (32,692)   $    214,401    $       220,519
                                                               ============     ============    ============    ===============


Net income (loss) per unit of limited partnership
   interest                                                       $   (.41)        $  (.47)         $   3.07          $   3.16
                                                                  ========         =======          ========          ========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,

                                                                                                   1996              1995
                                                                                              --------------    ---------
CASH FLOWS PROVIDED FROM (USED FOR) OPERATING
 ACTIVITIES
   Interest and other income received                                                         $      250,940    $     1,137,369
   Other operating expenses paid                                                                    (387,475)          (647,742)
                                                                                              ---------------   ---------------
   Cash provided from (used for) operating activities                                               (136,535)           489,627
                                                                                              ---------------   ---------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES
     Net return (purchase) of investments in U.S. Government securities                            4,577,518           (761,627)
     Proceeds from the sale or termination of research and
       development ventures                                                                        2,350,284                  -
     Proceeds from the repayment of subordinated note                                                120,000                  -
     Proceeds from the sale of investments in stocks and warrants                                    420,908            372,794
                                                                                              --------------    ---------------
     Cash provided from (used for) investing activities                                            7,468,710           (388,833)
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
   Cash distributions:
     General Partner                                                                                 (80,691)                 -
     Limited Partners                                                                             (7,254,870)                 -
                                                                                              --------------    ---------------
Cash used for financing activities                                                                (7,335,561)                 -
                                                                                              --------------    ---------------

Increase (decrease) in cash and cash equivalents                                                      (3,386)           100,794
Cash and cash equivalents at beginning of period                                                     243,366            359,001
                                                                                              --------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $      239,980    $       459,795
                                                                                              ==============    ===============

Reconciliation  of net  income  to  cash  provided  from  (used  for)  operating activities:
   Net income                                                                                 $      214,401    $       220,519
                                                                                              --------------    ---------------
   Adjustments to reconcile net income to cash provided from (used for)
     operating activities:
       Net realized (gain) loss                                                                     (295,150)           221,681
       Decrease in receivables                                                                        24,815             50,685
       Decrease in payables                                                                          (80,601)            (3,258)
                                                                                              --------------    ---------------
   Total adjustments                                                                                (350,936)           269,108
                                                                                              --------------    ---------------

Cash provided from (used for) operating activities                                            $     (136,535)   $       489,627
                                                                                              ==============    ===============

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1996


                                                                                           Unallocated
                                                                                         Net Unrealized
                                                                                          Appreciation
                                                       General         Limited           (Depreciation)
                                                       Partner        Partners           of Investments              Total

Balance at beginning of period                      $    94,464    $     8,493,325       $     (360,786)      $      8,227,003

Cash distribution paid
January 19, 1996 - Note 9                               (42,267)        (3,800,170)                   -             (3,842,437)

Cash distribution paid
July 23, 1996 - Note 9                                  (38,424)        (3,454,700)                   -             (3,493,124)

Allocation of net income - Note 3                         2,358            212,043                    -                214,401

Change in net unrealized appreciation
(depreciation) of investments                                 -                  -              376,659                376,659
                                                    -----------    ---------------       --------------       ----------------

Balance at end of period                            $    16,131    $     1,450,498       $       15,873       $      1,482,502
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

The objective of the Partnership has been to achieve cash flow from the commercialization of a broad range of technologies developed and owned by, or on behalf of, the Partnership. The Partnership has been engaged in research and development activities for the development of new technology through contracts, joint ventures and investments in other partnerships. The Partnership, which is working toward the liquidation of its remaining assets, will terminate no later than January 31, 2005.

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

6.       Investments in Equity Securities as of September 30, 1996

In accordance with the Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", unrealized gain or loss from securities available for sale (publicly traded securities) is reflected as a separate component of partners' capital. Additionally, debt and equity securities that do not have readily determinable market values are not marked to market and the market values of these securities are not reflected in the balance sheet. At September 30, 1996, the Partnership held 396,825 common shares of Photon Technology International Inc., a publicly traded security. (Such shares are adjusted for a three for one reverse stock split effective in August 1996). At September 30, 1996, such investment had a cost of $1,125,000 and a market value of $1,140,873.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


During the quarter ended March 31, 1996, the Partnership sold its remaining common shares of Ecogen Inc. for $322,000, realizing a loss of $324,000.

During March 1995, in a non-cash transaction, the Partnership exchanged a warrant to purchase 275,000 shares of Interleaf, Inc. common stock at $3.50 per share for 72,368 shares of Interleaf common stock. Such shares were sold during March 1995 in the public market for $373,000, resulting in a realized loss of $222,000.

The Partnership owns a 36.2% limited partnership interest in ML/MS Associates, L.P. and holds 420,000 common shares representing a 36.5% ownership interest in MLMS Cancer Research, Inc. ("CRI"), the general partner of ML/MS Associates. CRI has a 1% ownership interest in ML/MS Associates. On March 16, 1995, the research and development joint venture between IDEC Pharmaceuticals Corporation and ML/MS Associates was terminated. In connection with the termination and cancellation of all future rights to receive royalties from the sale of commercialized products, ML/MS Associates received 1,000,000 shares of unregistered IDEC common stock and 69,375 shares of 10% dividend accumulating preferred stock of IDEC. The preferred stock will convert into common stock on March 15, 1997 at a conversion rate equal to $120 per share of preferred stock and at a conversion price which is equal to the greater of $3.75 or the average closing price of IDEC common stock from February 1, 1997 to March 1, 1997. At March 16, 1995 and September 30, 1996, the closing public market price of IDEC common stock was $4.50 per share and $24.00 per share, respectively.

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

8.       Subordinated Promissory Note

In December 1995, Photon Technology International, Inc. agreed to pay the Partnership $770,761 to satisfy its $500,000 subordinated note obligation and related accrued interest. The $770,761 is being paid in 24 monthly installments of $20,000 plus a final balloon payment of $290,761. The Partnership had written-off $250,000 of the principal amount of such note in 1994. As a result, the first $250,000 paid under the new

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


arrangement will be recorded as a return of principal on the note. In June 1996, the Partnership agreed to allow Photon Technology to defer its monthly payments from June 1996 through September 1996. As of September 30, 1996, the Partnership had received 6 installment payments totaling $120,000 from Photon Technology. The monthly payments are scheduled to resume in October 1996. Such deferred payments are due and payable in December 1997 along with the final balloon payment.

9.       Cash Distributions

Cash distributions paid to Partners during the periods presented and cumulative cash distributions paid from inception of the Partnership through September 30, 1996 are listed below:


                                                            General               Limited              Per $1,000
           Distribution Date                                Partner              Partners                 Unit

Inception to December 31, 1995                          $     590,969        $     53,133,286            $  769
January 19, 1996                                               42,267               3,800,170                55
July 23, 1996                                                  38,424               3,454,700                50
                                                        -------------        ----------------            ------
Cumulative totals at September 30, 1996                 $     671,660        $     60,388,156            $  874
                                                        =============        ================            ======


10.      Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1996, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

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

As of September 30, 1996, the Partnership had $240,000 in an interest bearing cash account. There were no investments in Permitted Temporary Investments ("PTI's"), as such term is defined in the Partnership Agreement, as of September 30, 1996. For the three and nine months ended September 30, 1996, the Partnership earned interest from its cash balances and its PTI's, totaling $10,000 and $78,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in the Partnership's cash balances and its investments in PTI's.

It is anticipated that funds needed to cover future operating expenses will primarily be obtained from the Partnership's existing cash reserves, future royalty and licensing income, and proceeds received by the Partnership from the sale of its remaining assets.

The Partnership is working toward the liquidation of its remaining assets and subsequent termination in 1998 or earlier, if possible. The timing of such liquidation of the Partnership's remaining assets and the termination of the Partnership is contingent upon, among other things, market conditions and contractual and securities laws restrictions, and no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate its assets and terminate within such time frame.

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

Results of Operations

For the three and nine months ended September 30, 1996, the Partnership had a net loss of $29,000 and net income of $214,000, respectively. For the three and nine months ended September 30, 1995, the Partnership had a net loss of $33,000 and net income of $221,000, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended September 30, 1996 and 1995, the Partnership had a net operating loss of $29,000 and $33,000, respectively. The decrease in net operating loss for the 1996 period compared to the 1995 period was the result of a $117,000 decrease in operating expenses partially offset by a $113,000 decline in total income. The decrease in total income primarily resulted from an $88,000 decline in interest earned on accounts receivable, reflecting the reduced receivable balance due from United AgriSeeds, Inc. during the 1996 period compared to the same period in 1995. The Partnership received the final payment from United AgriSeeds in March 1996. Additionally, a $25,000 decrease in other interest income contributed to the decline in total income during the 1996 period. The decline in other interest income for the 1996 period compared to the 1995 period was due to a reduced amount of funds available for investment in PTI's during the 1996 period. Investments in PTI's declined during the 1996 period due to distributions paid to Partners in January 1996 and July 1996. The decrease in operating expenses primarily was due to a $125,000 decrease in the management fee for the 1996 period due to the reduction of the management fee to $50,000 per quarter effective with the payment due for the first quarter of 1996, as discussed above.

For the nine months ended September 30, 1996 and 1995, the Partnership had a net operating loss of $81,000 and net operating income of $442,000, respectively. The decrease in net operating income for the 1996 period compared to the 1995 period resulted from a $626,000 decrease in royalty and licensing income primarily due to the expiration of the first R&D Venture with Gen-Probe Incorporated (Gen-Probe R&D Venture 1), during the June 1995 quarter. Additionally, a $210,000 decline in interest earned from the United AgriSeeds receivable balance, as discussed above, contributed to the decline in total income. Partially offsetting the reduction in total income during the 1996 period was a $330,000 reduction in operating expenses, primarily reflecting a lower management fee for the 1996 period, as discussed above.

Realized Gains and Losses - The Partnership had no realized gains or losses for the three months ended September 30, 1996, however, the Partnership had a $295,000 net realized gain for the nine months ended September 30, 1996. During March 1996, the Partnership received the final $2.4 million installment payment due from United AgriSeeds, resulting in the recognition of a $619,000 realized gain. Additionally, during the three months ended March 31, 1996, the Partnership sold its remaining common shares of Ecogen, Inc. in the public market for $322,000, realizing a loss of $324,000.

The Partnership had no realized gains or losses for the three months ended September 30, 1995, however, the Partnership had a $222,000 net realized loss for the nine months ended September 30, 1995. During March 1995, in a non-cash transaction, the Partnership exchanged its warrant to purchase 275,000 shares of Interleaf, Inc. common stock at $3.50 per share for 72,368 shares of Interleaf common stock. Such shares were sold in March 1995 in the public market for $373,000, resulting in a realized loss of $222,000.

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



Date:         November 12, 1996