Form 10-K
period 1996-12-31
ML TECHNOLOGY VENTURES LP
filed 1997-03-26
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

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

                      Units of Limited Partnership Interest
===============================================================================
                                (Title of class)

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

Research and Development Activities

The Partnership was formed to participate in research and development ventures ("R&D Ventures") for the development of new technology through contracts, joint ventures and participation in other partnerships. Since its inception, the Partnership entered into 16 R&D Ventures with 14 companies representing research and development commitments of approximately $60 million. The Partnership completed the funding of such research and development commitments during 1991 and will not enter into any new R&D Ventures.

As of December 31, 1996, the Partnership had terminated its activities or sold its proprietary technology or joint venture interest in all 16 of its original R&D Ventures. In exchange for each such sale or termination, the Partnership received cash and/or equity securities of the acquiring company. In accordance with the Partnership's intent to wind-up its affairs, it has been making cash distributions to Partners toward its goal of liquidating all of its assets.

While the Partnership's R&D Ventures were active, its principal focus was managing the progress of such ventures and monitoring the related royalty arrangements. The General Partner and the Sub-Manager now are primarily focused on monitoring the Partnership's remaining assets with the goal of liquidating such assets in a manner that will maximize cash returns to the Partnership.

During January 1996, the Upjohn Company notified the Partnership that it was discontinuing its development efforts on the rights that it previously had purchased from Berlex Biosciences, Inc. Since these programs have been in development for ten years and have no remaining value, the Partnership ceased all ongoing activities related to these development programs. As a result of this termination, as of December 31, 1996, the Partnership had active royalty agreements remaining with development companies associated with two of the original 16 R&D Ventures. The Partnership's two active royalty agreements as of December 31, 1996 were with Bolt Beranek and Newman Inc. and Gen-Probe Incorporated (R&D Venture #2).

Bolt Beranek and Newman Inc. and Gen-Probe Incorporated have commercialized the technology developed through the respective R&D Venture with the Partnership. During 1996, the Partnership received royalties from Gen-Probe totaling $134,022 and royalties from Bolt Beranek and Newman totaling $3,926.

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

Patents, Trademarks, Licenses

As of December 31, 1996, the Partnership owned certain patents, trademarks or trade names and owns a number of patent applications. The Partnership obtains licenses or sublicenses of both patented and unpatented background technology for purposes of developing new technology through its R&D Ventures. Access to this background technology may be important to the Partnership's ability to develop or commercialize its technology. The Partnership believes that its technology licenses are adequate for its purposes. If patentable technology is developed by the Partnership, whether the Partnership is able to obtain patents on such technology could affect the income or value the Partnership will be able to derive from such technology.

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


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the caption "Transferability of Units" on pages 50 and 51 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units. There are approximately 6,422 Unit holders as of March 21, 1997.

Effective November 9, 1992, Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") introduced a new limited partnership secondary service available to its clients through Merrill Lynch's Limited Partnership Secondary Transaction Department.

Beginning with the December 1994 client account statements, Merrill Lynch implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. These estimated values will be based on financial and other information available to the independent services on (i) the prior August 15th for reporting on December year-end client and subsequent account statements through the following May's month-end client account statement, and on (ii) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statement of the same year.

Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services are not market values and Unit holders may not be able to sell their Units or realize the amounts upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value upon the liquidation of the Registrant's assets over its remaining life.

The Partnership makes cash distributions to its Partners as soon as practicable after proceeds are received. Cash distributions paid to Partners during the years ended December 31, 1996, 1995 and 1994 and cumulative cash distributions paid from inception to December 31, 1996 are set forth below:

                                                    General              Limited               Per
Distribution Date                                   Partner             Partners           $1,000 Unit
-----------------                                -------------     ----------------      -------------

Cumulative as of December 31, 1993               $     552,545     $     49,678,586           $     719
January 21, 1994                                        38,424            3,454,700                  50
January 19, 1996                                        42,267            3,800,170                  55
July 23, 1996                                           38,424            3,454,700                  50
                                                 -------------     ----------------           ---------
Cumulative as of December 31, 1996               $     671,660     $     60,388,156           $     874
                                                 =============     ================           =========

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                            1996          1995            1994           1993           1992
                                                        ----------     -----------    -----------    -----------     -------
Net income                                              $      206     $     1,374    $       222    $     2,417     $   20,825

Royalty and licensing income                                   138             762          1,300          1,193          1,002

Net realized gain from research and
development ventures                                           619           1,321            335          1,117          1,599

Net realized gain (loss) from investments                     (324)           (317)          (952)           492         17,971

Total assets                                                 1,842           8,974          7,943         11,992         18,378

Cash distributions paid to Partners                          7,336               -          3,493          7,685         27,596

Cumulative cash distributions paid to Partners              61,060          53,724         53,724         50,231         42,546

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net income                                                   $   3         $    20       $      3        $    35        $   298

Net realized gain from research and
development ventures                                             9              19              5             16             23

Net realized gain (loss) from investments                       (5)             (5)           (14)             7            257

Cash distributions paid to Partners                            105               -             50            110            395

Cumulative cash distributions paid to Partners                 874             769            769            719            609

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

As of December 31, 1996, the Partnership had $218,000 in an interest-bearing cash account. As of December 31, 1996, the Partnership had no investments in Permitted Temporary Investments ("PTI"), as such term is defined in the Partnership Agreement. However, the Partnership held such investments during 1996, primarily in U.S. Treasury Bills with maturities of less than six months. For the years ended December 31, 1996, 1995 and 1994, the Partnership earned interest from its cash balances and PTI totaling $79,000, $154,000 and $33,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in the Partnership's cash balances and its investments in PTI.

During 1996, the Partnership made cash distributions to Partners totaling $7.3 million; $7.25 million to Limited Partners and $80,691 to the General Partner. Cumulative cash distributions to Partners as of December 31, 1996 total $61.1 million; $60.4 million, or $874 per Unit, to the Limited Partners and $672,000 to the General Partner.

It is anticipated that funds needed to cover future operating expenses will primarily be obtained from the Partnership's existing cash reserves, future royalty and licensing income, and proceeds received by the Partnership from the sale of its remaining assets.

The Partnership is working toward the final liquidation of its remaining assets and subsequent termination in 1998 or earlier, if possible. The timing of such liquidation and termination is contingent upon, among other things, market conditions and contractual and securities laws restrictions and no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate its assets and terminate in the time-frame mentioned above.

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

Results of Operations

For the years ended December 31, 1996, 1995 and 1994, the Partnership had net income of $206,000, $1.4 million and $222,000, respectively. Net income or loss is comprised of net operating income or loss and net realized gain or loss.

Net Operating Income or Loss - For the year ended December 31, 1996, the Partnership had a net operating loss of $89,000. For the years ended December 31, 1995 and 1994 the Partnership had net operating income of $369,000 and $840,000, respectively.

The decrease in net operating income for 1996 compared to 1995 was due to a $960,000 decline in total income partially offset by a $502,000 decline in operating expenses, primarily related to the reduction in the management fee as discussed above. The decrease in total income for 1996 resulted from a $624,000 decrease in royalty and licensing income primarily due to the expiration of the Partnership's first R&D Venture with Gen-Probe Incorporated (Gen-Probe R&D Venture #1) during 1995. The $261,000 decline in interest earned from accounts receivable resulted from the collection of the final payment from United AgriSeeds in March 1996. Other interest income for 1996 declined by $75,000 due to a reduced amount of funds available for investment in PTI during the 1996 period. Investments in PTI declined during the 1996 period due to cash distributions paid to Partners in January 1996 and July 1996.

The decrease in net operating income for 1995 compared to 1994 was due to a $526,000 decline in total income partially offset by a $55,000 decline in operating expenses, primarily mailing and printing costs. The decrease in total income for 1995 primarily was due to a $538,000 reduction in royalty income earned from the first research and development venture with Gen-Probe Incorporated (R&D Venture #1). During the June 1995 quarter, the Partnership reached the maximum cumulative royalties to be paid under the agreement with Gen-Probe relating to R&D Venture #1 and will not receive any future royalties from Gen-Probe relating to this venture. Additionally, a $121,000 increase in other interest income was mostly offset by a $109,000 decrease in interest earned on the receivable due from United AgriSeeds. The decrease in interest earned on accounts receivable for 1995 compared to 1994 resulted from the lower outstanding receivable balance due from United AgriSeeds during 1995 compared to 1994. The increase in other interest income was due to an increase in amounts invested in PTI and higher short-term interest rates during 1995 compared to 1994.


Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

For the year ended December 31, 1996, the Partnership had a net realized gain of $295,000. During 1996, the Partnership received the final $2.4 million installment payment due from United AgriSeeds, resulting in the recognition of a $619,000 realized gain. Partially offsetting this gain was the sale of the Partnership's remaining common shares of Ecogen, Inc. for $322,000, resulting in a realized loss of $324,000.

For the year ended December 31, 1995, the Partnership had a net realized gain of $1.0 million comprised of a $1.3 million gain from the termination of certain R&D ventures and a $317,000 loss from the sale of equity securities. In December 1995, the Partnership sold its interest in its R&D venture with Photon Technology International, Inc. for 1,000,000 shares of Photon common stock, resulting in a realized gain of $875,000. In October 1995, the Partnership realized a $446,000 gain resulting from the receipt of an installment payment relating to the receivable due from United AgriSeeds. Additionally during 1995, the Partnership sold its 72,368 shares of Interleaf, Inc. common stock for $373,000, realizing a loss of $222,000. The Interleaf shares were received as a result of a cashless exercise of the Partnership's warrant to purchase 275,000 shares of the company's common stock. Also during 1995, the Partnership sold 66,682 shares of Ecogen, Inc. common stock for $99,000, realizing a loss of $95,000.

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

Item 8.       Financial Statements and Supplementary Data.

                          ML TECHNOLOGY VENTURES, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1996 and 1995

Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Technology Ventures, L.P.:

We have audited the accompanying balance sheets of ML Technology Ventures, L.P. (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Technology Ventures, L.P. as of December 31, 1996 and 1995, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 6 to the financial statements, the Partnership changed its method of accounting for certain investments in debt and equity securities as of January 1, 1994 to conform with Statement of Financial Accounting Standard No.
115.


Deloitte & Touche LLP

New York, New York
February 13, 1997, except for Note 13, as to which the date is March 24, 1997

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,

                                                                                                 1996                1995
                                                                                            --------------      ---------

ASSETS

Cash and cash equivalents                                                                   $      218,215      $       243,366
Investments - Notes 2, 6 and 11
   U.S. Government securities, at amortized cost                                                         -            4,594,416
   Publicly traded securities, at market value (cost $1,125,000 as of
     December 31, 1996 and $1,770,581 as of December 31, 1995)                                   1,388,888            1,409,795
   Other equity investments, at cost                                                                73,043               73,043
   Subordinated Promissory Note - Note 12                                                          130,000              250,000
Accounts receivable (less unamortized discount of $0 as of
   December 31, 1996 and $133,270 as of December 31, 1995) - Note 7                                 32,105            2,304,772
Receivable from securities sold                                                                          -               99,020
Other assets                                                                                           140                    -
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $    1,842,391      $     8,974,412
                                                                                            ==============      ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                            $       70,027      $        37,464
Due to Management Company - Note 5                                                                  50,000              174,656
Deferred gain on sale of technology - Note 7                                                             -              535,289
                                                                                            --------------      ---------------
   Total liabilities                                                                               120,027              747,409
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                     16,042               94,464
Limited Partners (69,094 Units)                                                                  1,442,434            8,493,325
Unallocated net unrealized appreciation (depreciation)
   of investments - Note 2                                                                         263,888             (360,786)
                                                                                            --------------      ---------------
   Total partners' capital                                                                       1,722,364            8,227,003
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    1,842,391      $     8,974,412
                                                                                            ==============      ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

                                                                                1996             1995                1994
                                                                          --------------     --------------    ----------

INCOME

   Royalty and licensing income                                           $      137,948     $      762,125    $     1,300,178
   Interest on accounts receivable                                                49,716            310,608            419,221
   Other interest income                                                          79,178            153,993             33,059
                                                                          --------------     --------------    ---------------
   Total income                                                                  266,842          1,226,726          1,752,458
                                                                          --------------     --------------    ---------------

EXPENSES

   Management fee - Note 5                                                       200,000            698,624            698,624
   Professional fees                                                             116,302            110,313            122,124
   Mailing and printing                                                           38,162             47,160             90,952
   Miscellaneous                                                                   1,280              1,181              1,050
                                                                          --------------     --------------    ---------------
   Total expenses                                                                355,744            857,278            912,750
                                                                          --------------     --------------    ---------------

NET OPERATING INCOME (LOSS)                                                      (88,902)           369,448            839,708
                                                                          ---------------    --------------    ---------------

Net realized gain from research and development
   ventures - Note 9                                                             618,843          1,321,074            334,556

Net realized loss from investments - Note 10                                    (323,693)          (316,930)          (952,111)
                                                                          ---------------    --------------    ---------------

NET REALIZED GAIN (LOSS)                                                         295,150          1,004,144           (617,555)
                                                                          --------------     --------------    ---------------

NET INCOME (allocable to Partners) - Note 3                               $      206,248     $    1,373,592    $       222,153
                                                                          ==============     ==============    ===============

Net income per unit of limited partnership interest                             $   2.95           $  19.66          $   3.18
                                                                                ========           ========          ========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

                                                                                  1996             1995              1994
                                                                             ---------------   --------------   ---------
CASH FLOWS (USED FOR) PROVIDED FROM
   OPERATING ACTIVITIES
   Interest and other income received                                        $       283,989   $    1,567,186   $     1,748,825
   Other operating expenses paid                                                    (442,289)        (834,305)         (916,060)
                                                                             ---------------   --------------   ---------------
   Cash (used for) provided from operating activities                               (158,300)         732,881           832,765
                                                                             ---------------   --------------   ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES
   Net return (purchase) of investments in U.S.
     Government securities                                                         4,577,518       (2,849,489)        1,500,599
   Proceeds from the sale or termination of research
     and development ventures                                                      2,350,284        1,651,918         1,056,806
   Purchase of equity investments                                                          -          (23,739)                -
   Proceeds from repayment of Subordinated Promissory Note                           120,000                -                 -
   Proceeds from the sale of investments in equity securities                        420,908          372,794                 -
                                                                             ---------------   --------------   ---------------
   Cash provided from (used for) investing activities                              7,468,710         (848,516)        2,557,405
                                                                             ---------------   --------------   ---------------

CASH FLOWS FOR FINANCING ACTIVITIES
   Cash distributions:
     General Partner                                                                 (80,691)               -           (38,424)
     Limited Partners                                                             (7,254,870)               -        (3,454,700)
                                                                             ---------------   --------------   ---------------
Cash used for financing activities                                                (7,335,561)               -        (3,493,124)
                                                                             ---------------   --------------   ---------------

Decrease in cash and cash equivalents                                                (25,151)        (115,635)         (102,954)
Cash and cash equivalents at beginning of period                                     243,366          359,001           461,955
                                                                             ---------------   --------------   ---------------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                 $       218,215   $      243,366   $       359,001
                                                                             ===============   ==============   ===============

Reconciliation  of net  income  to  cash  (used  for)  provided  from  operating activities:
   Net income                                                                $       206,248   $    1,373,592   $       222,153
                                                                             ---------------   --------------   ---------------
   Adjustments to reconcile net income to cash
     (used for) provided from operating activities:
     Net realized (gain) loss                                                       (295,150)      (1,004,144)          617,555
     Decrease (increase) in receivables                                               22,695          338,627            (3,633)
     (Decrease) increase in payables                                                 (92,093)          24,806            (3,310)
                                                                             ---------------   --------------   ---------------
   Total adjustments                                                                (364,548)        (640,711)          610,612
                                                                             ---------------   --------------   ---------------

Cash (used for) provided from operating activities                           $      (158,300)  $      732,881   $       832,765
                                                                             ===============   ==============   ===============

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1994, 1995 and 1996


                                                                                            Unallocated
                                                                                          Net Unrealized
                                                                                           Appreciation
                                                       General          Limited           (Depreciation)
                                                       Partner         Partners           of Investments             Total

Balance at December 31, 1993                       $    115,334    $     10,369,834                            $     10,485,168

Valuation adjustment - Note 6                                 -                   -       $     1,188,818             1,188,818

Cash distribution, paid
January 21, 1994 - Note 8                               (38,424)         (3,454,700)                    -            (3,493,124)

Allocation of net income                                  2,444             219,709                     -               222,153

Change in net unrealized appreciation
or depreciation of investments                                -                   -            (1,628,189)           (1,628,189)
                                                   ------------    ----------------       ---------------      ----------------

Balance at December 31, 1994                             79,354           7,134,843              (439,371)            6,774,826

Allocation of net income                                 15,110           1,358,482                     -             1,373,592

Change in net unrealized appreciation
or depreciation of investments                                -                   -                78,585                78,585
                                                   ------------    ----------------       ---------------      ----------------

Balance at December 31, 1995                             94,464           8,493,325              (360,786)            8,227,003

January 1996 cash distribution                          (42,267)         (3,800,170)                    -            (3,842,437)

July 1996 cash distribution                             (38,424)         (3,454,700)                    -            (3,493,124)

Allocation of net income                                  2,269             203,979                     -               206,248

Change in net unrealized appreciation
or depreciation of investments                                -                   -               624,674               624,674
                                                   ------------    ----------------       ---------------      ----------------


Balance at December 31, 1996                       $     16,042    $      1,442,434       $       263,888      $      1,722,364
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

5.       Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 1% of the aggregate capital contributions to the Partnership payable quarterly in arrears. On March 27, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership from 1% of the aggregate capital contributions to the Partnership, or $698,624 per annum, to $200,000 per annum. The reduction commenced with the quarterly management fee paid for the quarter ending March 31, 1996.

6.       Investments in Equity Securities

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

As of December 31, 1996, the Partnership held 396,825 common shares of Photon Technology International, Inc., a publicly traded security. As of December 31, 1996, such investment had a cost of $1,125,000 and a market value of $1,388,888.

As of December 31,  1995,  the  Partnership's  396,825  common  shares of Photon
Technology (after adjustment for a 1 for 3 reverse stock split effective in 1996) had a market value of $1,041,667. Also, at December 31, 1995, the Partnership held 51,200 common shares of Ecogen, Inc. (after adjustment for a 1 for 5 reverse stock split effective in 1996) with a cost of $645,581 and a market value of $368,128. Such shares were sold in 1996 for $321,888.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS

On March 16, 1995, the research and development joint venture between IDEC Pharmaceuticals Corporation ("IDEC") and ML/MS Associates, L.P. was terminated. In connection with the termination and cancellation of all future rights to royalties from the sale of commercialized products, ML/MS Associates received 1,000,000 shares of unregistered IDEC common stock and 69,375 shares of 10% dividend accumulating preferred stock of IDEC. On March 15, 1997, the preferred stock of IDEC held by ML/MS Associates converted into 305,873 shares of IDEC common stock and the accumulated dividend receivable converted into an additional 61,175 common shares of IDEC. See Note 13 below. The Partnership owns a 36.2% limited partnership interest in ML/MS Associates and 420,000 shares of MLMS Cancer Research, Inc. ("CRI") common stock, the general partner of ML/MS
Associates, representing a 36.5% ownership of CRI. CRI has a 1% ownership interest in ML/MS Associates.

7.       Accounts Receivable

In June 1988, the Partnership terminated its research and development joint venture with United AgriSeeds, Inc. Under the terms of the termination agreement, accounted for as an installment sale, the Partnership received $10 million over an eight-year period, which began in January 1989. In March 1996, the Partnership received a $2.4 million payment from United AgriSeeds, which represented the total amount due from United AgriSeeds. Such final payment was received prior to its due date, resulting in an additional gain of $83,554 and a corresponding lower interest amount recorded during 1996. As of December 31, 1995, the balance due from United AgriSeeds, net of unamortized discount, was $2.3 million and the deferred gain from the sale was $535,289. See Note 9 below.

8.       Cash Distributions

Cash distributions paid to Partners during 1996, 1995 and 1994 and cumulative cash distributions paid from inception of the Partnership through December 31, 1996 are listed below:

                                                                General                    Limited              Per $1,000
Distribution Date                                               Partner                   Partners                 Unit
----------------------------------------------------         ------------             ---------------         ---------
Inception to December 31, 1993                               $    552,545             $    49,678,586             $  719
January 21, 1994                                                   38,424                   3,454,700                 50
January 19,1996                                                    42,267                   3,800,170                 55
July 23, 1996                                                      38,424                   3,454,700                 50
                                                             ------------             ---------------             ------
Cumulative totals as of December 31, 1996                    $    671,660             $    60,388,156             $  874
                                                             ============             ===============             ======

9.       Net Realized Gains from Research and Development Ventures

For the year ended December 31, 1996, the Partnership realized a $619,000 gain relating to the receipt of the final installment sale payment from United AgriSeeds, Inc. For the year ended December 31, 1995, the Partnership realized a $446,000 gain relating to the receipt of an installment sale payment from United AgriSeeds, Inc. and also realized an $875,000 gain relating to the termination of its R&D venture with Photon

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS

Technology International, Inc. For the year ended December 31, 1994, the Partnership realized a gain of $335,000 relating to the receipt of an installment sale payment from United AgriSeeds. See Note 7 above.

10.      Net Realized Gains or Losses from Investments

During the year ended December 31, 1996, the Partnership realized a $324,000 loss from the sale of its remaining shares of Ecogen, Inc. During the year ended December 31, 1995, the Partnership realized a $222,000 loss from the sale of its investment in Interleaf, Inc. and realized an additional $95,000 loss from the sale of 66,682 shares of Ecogen, Inc. common stock. For the year ended December 31, 1994, the Partnership realized a $702,000 loss from the expiration and write-off of warrants to purchase common stock of Photon Technology International, Inc., IDEC Pharmaceuticals Corporation and Bolt Beranek and Newman, Inc. Additionally during 1994, the Partnership wrote-off $250,000 of its $500,000 subordinated note due from Photon Technology International, Inc.

11.      Investments in U.S. Government Securities

The Partnership had no investments in U.S. Government securities as of December 31, 1996, however, the Partnership held investments in two U. S. Treasury Bills as of December 31, 1995 as follows:

                                                            Maturity          Purchase          Amortized
                                               Yield          Date              Price             Cost             Face Value

U.S. Treasury Bill                            5.29%            1/4/96    $    3,883,381      $    3,897,708     $     3,900,000
U.S. Treasury Bill                            5.29%            2/1/96           694,137             696,708             700,000
                                                                         --------------      --------------     ---------------

Total at December 31, 1995                                               $    4,577,518      $    4,594,416     $     4,600,000
                                                                         ==============      ==============     ===============

12.    Subordinated Promissory Note

In December 1995, the R&D venture between the Partnership and Photon Technology International, Inc. was terminated. In connection with the termination, Photon agreed to pay the Partnership $770,761 to satisfy its $500,000 subordinated note obligation and related accrued interest. The $770,761 was scheduled to be paid in installments through December 1997. Such installment payments were suspended in June 1996 and had not resumed as of December 31, 1996. During the year ended December 31, 1996, the Partnership received payments totaling $120,000. Since the Partnership had written-off $250,000 of the principal amount of such note in 1994, the first $250,000 paid under the new arrangement is being recorded as a return of principal on the note.

13.    Subsequent Event

On March 17, 1997, ML/MS Associates distributed 1,000,000 shares of IDEC Pharmaceuticals Corporation common stock to its partners. The Partnership received 365,217 common shares of IDEC. As of March 21, 1997, the Partnership had sold 151,098 of such shares for $3.4 million.

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

The Management Company

Merrill Lynch R&D Management Inc. (the "Management Company") performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement, dated as of October 15, 1984, between the Partnership and the
Management Company. As of March 21, 1997, the directors of the Management Company and the officers of the Management Company involved in the administrative and operational support of the Partnership are:

                                                                                                   Served in Present
Name and Age                                           Position Held                               Capacity Since

Kevin K. Albert (44)                                   Director                                    April 2, 1990
                                                       President                                   July 5, 1991


Robert F. Aufenanger (43)                              Director                                    April 2, 1990
                                                       Executive Vice President                    February 2, 1993

Michael E. Lurie (53)                                  Director                                    August 10, 1995
                                                       Vice President                              August 11, 1995

Diane T. Herte (36)                                    Treasurer                                   August 11, 1995
                                                       Vice President                              August 11, 1995

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

On March 27, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership from 1% of the aggregate capital contributions to the Partnership, or $698,624 per annum, to $200,000 per annum. The reduction commenced with the quarterly management fee paid for the quarter ending March 31, 1996.

Under the sub-management agreement, as amended, with the Sub-Manager, the Management Company pays the Sub-Manager 95% of the compensation which it receives under its management agreement with the Partnership. In addition, effective with the quarterly management fee paid for the quarter ending March 31, 1996, the Management Company paid the Sub-Manager an annual fee of $225,000. The Sub-Manager and an affiliated entity, DLJ Associates VI L.P., are limited partners of ML R&D Co., L.P., the general partner of the Partnership. Pursuant to the sub-management agreement, the Sub-Manager and DLJ Associates VI L.P. will be allocated profits, if any, that otherwise would have been allocated to the Management Company as the general partner of ML R&D Co., L.P.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

As of March 21, 1997, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. In addition, no director or officer of the Management Company is known by the Partnership to be the beneficial owner of any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Michael E. Lurie, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970.
Diane T. Herte, a Vice President and Treasurer of the Management Company and a Vice President of Merrill Lynch & Co. Investment Banking Group, joined Merrill Lynch in 1984. Messrs. Albert, Aufenanger, Lurie and Ms. Herte are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           1.  Independent Auditors' Report

                  Balance Sheets as of December 31, 1996 and 1995

                  Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1997.


              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D CO., L.P.
              General Partner


By:           MERRILL LYNCH R&D MANAGEMENT INC.
              its General Partner


By:           /s/   Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of March 1997.


By:           /s/   Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer and Director)

By:           /s/   Diane T. Herte
              Diane T. Herte
              Vice President & Treasurer
              (Principal Financial and Accounting Officer)