Form 10-Q
period 1997-03-31
ML TECHNOLOGY VENTURES LP
filed 1997-05-15
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1997 (Unaudited) and December 31, 1996

Statements of Operations for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                       March 31, 1997         December 31,
                                                                                         (UNAUDITED)                 1996
ASSETS

Cash and cash equivalents                                                            $       134,595           $       218,215
Publicly traded securities (cost $5,339,662 as of March 31, 1997
      and $1,125,000 as of December 31, 1996)                                              5,419,094                 1,388,888
Other equity investments, at cost                                                             19,810                    73,043
Subordinated promissory note                                                                 130,000                   130,000
Receivable from securities sold                                                            5,456,077                         -
Other assets                                                                                  44,881                    32,245
                                                                                     ---------------           ---------------

TOTAL ASSETS                                                                         $    11,204,457           $     1,842,391
                                                                                     ===============           ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                     $        89,004           $        70,027
Due to Management Company                                                                     50,000                    50,000
                                                                                     ---------------           ---------------
   Total liabilities                                                                         139,004                   120,027
                                                                                     ---------------           ---------------

Partners' Capital:
General Partner                                                                              120,845                    16,042
Limited Partners (69,094 Units)                                                           10,865,176                 1,442,434
Unallocated net unrealized appreciation of investments                                        79,432                   263,888
                                                                                     ---------------           ---------------
   Total partners' capital                                                                11,065,453                 1,722,364
                                                                                     ---------------           ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $    11,204,457           $     1,842,391
                                                                                     ===============           ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                               1997                   1996
                                                                                         ----------------         --------

INCOME

   Royalty and licensing income                                                          $         37,187         $      36,004
   Interest on accounts receivable                                                                      -                49,716
   Other interest income                                                                            1,097                22,195
                                                                                         ----------------         -------------
   Total income                                                                                    38,284               107,915
                                                                                         ----------------         -------------

EXPENSES

   Management fee                                                                                  50,000                50,000
   Professional fees                                                                               65,500               108,349
   Mailing and printing                                                                            11,694                14,814
   Miscellaneous                                                                                    1,051                 1,050
                                                                                         ----------------         -------------
   Total expenses                                                                                 128,245               174,213
                                                                                         ----------------         -------------

NET OPERATING LOSS                                                                                (89,961)              (66,298)
                                                                                         ----------------         -------------

Net realized gain from research and development ventures                                                -               618,843

Net realized gain (loss) from investments                                                       9,617,506              (323,693)
                                                                                         ----------------         -------------

NET REALIZED GAIN                                                                               9,617,506               295,150
                                                                                         ----------------         -------------

NET INCOME (allocable to Partners)                                                       $      9,527,545         $     228,852
                                                                                         ================         =============

Net income per unit of limited partnership interest                                            $  136.51               $  3.28
                                                                                               =========               =======


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,

                                                                                                   1997               1996
                                                                                               -------------       -------
CASH FLOWS USED FOR OPERATING ACTIVITIES
   Interest and other income received                                                           $     35,527      $     117,109
   Other operating expenses paid                                                                    (119,147)          (221,559)
                                                                                                ------------      -------------
   Cash used for operating activities                                                                (83,620)          (104,450)
                                                                                                ------------      -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES
   Net return of investments in U.S. Treasury Bills                                                        -          1,066,927
   Proceeds from the sale or termination of research and development
     ventures                                                                                              -          2,350,284
   Proceeds from the repayment of subordinated note                                                        -            100,000
   Proceeds from the sale of investments in equity securities                                              -            420,908
                                                                                                ------------      -------------
   Cash provided from investing activities                                                                 -          3,938,119
                                                                                                ------------      -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
   Cash distributions:
   General Partner                                                                                         -            (42,267)
   Limited Partners                                                                                        -         (3,800,170)
                                                                                                ------------      -------------
Cash used for financing activities                                                                         -         (3,842,437)
                                                                                                ------------      -------------

Decrease in cash and cash equivalents                                                                (83,620)            (8,768)
Cash and cash equivalents at beginning of period                                                     218,215            243,366
                                                                                                ------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $    134,595      $     234,598
                                                                                                ============      =============

Reconciliation of net income to cash used for operating activities:
   Net income                                                                                   $  9,527,545      $     228,852
                                                                                                ------------      -------------
   Adjustments to reconcile net income to cash used for
     operating activities:
     Net realized gain                                                                            (9,617,506)          (295,150)
     (Increase) decrease in receivables                                                              (12,636)            10,037
     Increase (decrease) in payables, net                                                             18,977            (48,189)
                                                                                                ------------      -------------
   Total adjustments                                                                              (9,611,165)          (333,302)
                                                                                                ------------      -------------

Cash used for operating activities                                                              $    (83,620)     $    (104,450)
                                                                                                ============      =============

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1997


                                                                                            Unallocated
                                                                                          Net Unrealized
                                                                                           Appreciation
                                                       General          Limited           (Depreciation)
                                                       Partner         Partners           of Investments            Total

Balance at beginning of period                     $     16,042    $      1,442,434       $      263,888      $      1,722,364

Allocation of net income                                104,803           9,422,742                    -             9,527,545

Change in net unrealized appreciation
(depreciation) of investments                                 -                   -             (184,456)             (184,456)
                                                   ------------    ----------------       --------------      ----------------

Balance at end of period                           $    120,845    $     10,865,176       $       79,432      $     11,065,453
                                                   ============    ================       ==============      ================


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

The objective of the Partnership has been to achieve cash flow from the commercialization of a broad range of technologies developed and owned by, or on behalf of, the Partnership. The Partnership has been engaged in research and development activities for the development of new technology through contracts, joint ventures and investments in other partnerships. The Partnership is in the process of liquidation and will terminate no later than January 31, 2005.

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

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued

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

4.       Commitment

The Partnership has a $388,957 commitment to fund MLMS Cancer Research, Inc. The Partnership is a shareholder of MLMS Cancer Research which is the general partner of ML/MS Associates, L.P., a research and development joint venture with IDEC Pharmaceuticals Corporation (see Note 9 below).

5.       Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 1% of the aggregate capital contributions to the Partnership payable quarterly in arrears. On March 27, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership from 1% of the aggregate capital contributions to the Partnership, or $698,624 per annum, to $200,000 per annum. The reduction commenced with the quarterly management fee paid for the quarter ended March 31, 1996.

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

The cost and market value of the Partnership's publicly-held securities as of March 31, 1997 are as follows:

                                                                                          Market
                                                                      Cost                 Value
Photon Technology International, Inc.
   396,825 shares of common stock                                $   1,125,000        $   1,661,903
IDEC Pharmaceuticals Corporation
   157,779 shares of common stock                                    4,214,662            3,757,191
                                                                 -------------        -------------
                                                                 $   5,339,662        $   5,419,094
                                                                 =============        =============

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


7.       Net Realized Gains or Losses from Investments

During the quarter ended March 31, 1997, the Partnership received 365,217 common shares of IDEC Pharmaceuticals Corporation from ML/MS Associates, L.P. and MLMS Cancer Research, Inc. and sold 207,438 of these shares during the quarter for $5,456,077, which was a receivable as of March 31, 1997 and collected in April 1997. These transactions resulted in a net realized gain for the quarter of $9,617,506.

In March 1996, the Partnership received the final installment payment of $2.4 million from United AgriSeeds, Inc. which was due in September 1996. The $2.4 million payment resulted in a $1,731,441 return of capital, $49,716 of interest income and a $618,843 realized gain. The $618,843 realized gain included the recognition of an additional $83,554 gain due to the early receipt of the payment from the United AgriSeeds.

8.     Subordinated Promissory Note

In December 1995, the R&D venture between the Partnership and Photon Technology International, Inc. was terminated. In connection with the termination, Photon agreed to pay the Partnership $770,761 to satisfy its $500,000 subordinated note obligation and related accrued interest. The $770,761 was scheduled to be paid in installments through December 1997. Such installment payments were suspended in June 1996 and had not resumed as of March 31, 1997. Since the Partnership had written-off $250,000 of the principal amount of such note in 1994, the first $250,000 paid under the new arrangement is being recorded as a return of principal on the note.

9.     Subsequent Events

On May 1, 1997, ML/MS Associates, L.P. made a final liquidating distribution of 372,048 common shares of IDEC Pharmaceuticals Corporation. As a result, the Partnership received an additional 135,879 common shares of IDEC Pharmaceuticals, which had a fair market value of $19.00 per share on May 1, 1997.

In April 1997, the General Partner approved a cash distribution to Partners totaling $5,234,394; $5,182,050, or $75 per Unit, to the Limited Partners and $52,344 to the General Partner. The distribution will be paid in July 1997 to Limited Partners of record on June 30, 1997.

10.      Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1997, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

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

As of March 31, 1997, the Partnership had $135,000 in an interest-bearing cash account. The Partnership earned $1,097 of interest from its cash balances for the quarter ended March 31, 1997. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in the Partnership's available cash balances.

During the three months ended March 31, 1997, the Partnership sold 207,438 common shares of IDEC Pharmaceuticals Corporation for $5.5 million, realizing a net gain of $9.6 million. Such proceeds were received in April 1997. As a result, subsequent to the end of the quarter, in April 1997, the General Partner approved a cash distribution to Partners totaling $5,234,394; $5,182,050, or $75 per Unit, to the Limited Partners and $52,344 to the General Partner. The distribution will be paid in July 1997 to Limited Partners of record on June 30, 1997.

It is anticipated that funds needed to cover future operating expenses primarily will be obtained from the Partnership's existing cash reserves and proceeds from the sale of its remaining assets.

As was provided in the Partnership's prospectus delivered to Limited Partners in connection with their investment, and as disclosed in subsequent filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, have reduced the annual management fee payable by the Partnership from $698,624 to $200,000. The reduction commenced with the quarterly management fee paid for the quarter ended March 31, 1996.

Results of Operations

For the three months ended March 31, 1997 and 1996, the Partnership had net income of $9.5 million and $229,000, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended March 31, 1997 and 1996, the Partnership had a net operating loss of $90,000 and $66,000, respectively. The increase in net operating loss for the 1997 period compared to the 1996 period primarily was the result of a $70,000 decrease in total income, partially offset by a $46,000 decrease in operating expenses. The decrease in total income primarily resulted from a $50,000 reduction in interest earned on the receivable balance due from United AgriSeeds, Inc., which was paid in full in March 1996. Other income decreased by $21,000, primarily due to a decrease in interest earned from short-term investments, due to a reduction of cash available for investment in such securities during the 1997 period compared to the same period in 1996. The decline in operating expenses for the 1997 period compared to the 1996 period resulted mainly from a $43,000 decrease in of professional fees.

Realized Gains and Losses - For the three months ended March 31, 1997, the Partnership had a net realized gain of $9.6 million resulting from the receipt of 365,217 common shares and subsequent sale of 207,438 shares of IDEC Pharmaceuticals in the public market.

For the three months ended March 31, 1996, the Partnership had a net realized gain totaling $295,000. During March 1996, the Partnership received the final $2.4 million installment payment due from United AgriSeeds, as discussed above, resulting in the recognition of a $619,000 realized gain during the quarter. Additionally, the Partnership sold its remaining common shares of Ecogen, Inc. for $322,000, realizing a loss of $324,000.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   Exhibits

                    (4) (A) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership dated as of April 23, 1984, as amended through February 22, 1985, included as Exhibit A to the Prospectus of the Partnership dated March 11, 1985.(a)

                          (B) (i) Amendment dated August 20, 1985 to the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.(b)

                          (B) (ii) Amendment dated August 28, 1985 to the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.(c)

                    (10)  (a)       Management  Agreement dated as of May 23,
                                   1991 among the Partnership,  Management
                                   Company and the Managing General Partner.(d)

                    (10)  (b)       Sub-Management Agreement dated as of May 23,
                                    1991 among the Partnership,  Management
                                   Company, the Managing General Partner and the Sub-Manager.(d)

                    (10)  (c)       Amendment dated March 27, 1996 to the
                                   Management Agreement among the Partnership,
                                   Management Company and the Managing General
                                   Partner.(e)

                    (10)  (d)       Amendment  dated  March 27,  1996 to the
                                   Sub-Management  Agreement  among  the
                                   Partnership, Management Company, the Managing General Partner and the Sub-Manager.(e)

                    (27)            Financial Data Schedule.

              (b) No reports on Form 8-K have been filed since the beginning of the period covered by this report.
------------------------------

(a)      Incorporated  by reference to the  Partnership's  Annual Report on Form
         10-K for the fiscal year ended December 31, 1984 filed with the Securities and Exchange Commission on August 12, 1985.

(b) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 filed with the Securities and Exchange Commission on November 12, 1985.

(c) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986 filed with the Securities and Exchange Commission on May 14, 1986.

(d)      Incorporated  by reference to the  Partnership's  Annual Report on Form
         10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission on March 30, 1992.

(e) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 14, 1996.

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



Date:         May 15, 1997