Form 10-Q/A
period 1997-03-31
ML TECHNOLOGY VENTURES LP
filed 1997-05-27
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML TECHNOLOGY VENTURES, L.P.
                             Amendment to Form 10-Q
                  For the Quarterly Period Ended March 31, 1997


The last sentence of the second paragraph of Note 9 to the Notes To Financial Statements on page 9 of Form 10-Q of ML Technology Ventures, L.P. for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 15, 1997 is replaced with the following:

The distribution will be paid in July 1997 to Limited Partners of record on July 1, 1997.

Additionally, the last sentence of paragraph four of the Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-caption "Liquidity and Capital Resources" on page 10 of Form 10-Q of ML Technology Ventures, L.P. for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission on May 15, 1997, is replaced with the following:

The distribution will be paid in July 1997 to Limited Partners of record on July 1, 1997.

Item 1 "Financial Statements" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" as revised are included in this amendment in their entirety.

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

In April 1997, the General Partner approved a cash distribution to Partners totaling $5,234,394; $5,182,050, or $75 per Unit, to the Limited Partners and $52,344 to the General Partner. The distribution will be paid in July 1997 to Limited Partners of record on July 1, 1997.

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

During the three months ended March 31, 1997, the Partnership sold 207,438 common shares of IDEC Pharmaceuticals Corporation for $5.5 million, realizing a net gain of $9.6 million. Such proceeds were received in April 1997. As a result, subsequent to the end of the quarter, in April 1997, the General Partner approved a cash distribution to Partners totaling $5,234,394; $5,182,050, or $75 per Unit, to the Limited Partners and $52,344 to the General Partner. The distribution will be paid in July 1997 to Limited Partners of record on July 1, 1997.

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



Date:         May 27, 1997