Form 10-Q
period 1997-06-30
ML TECHNOLOGY VENTURES LP
filed 1997-08-19
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

Or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3213176
===============================================================================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


World Financial Center, North Tower
New York, New York                                                  10281-1326
==============================================================================
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (212) 449-1000


Not applicable
==============================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1997 (Unaudited) and December 31, 1996

Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1997
 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                        June 30, 1997         December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Cash and cash equivalents                                                            $       584,290           $       218,215
Publicly traded securities (cost $4,319,708 as of June 30, 1997
      and $1,125,000 as of December 31, 1996)                                              6,272,736                 1,388,888
U.S. Government securities, at amortized cost                                              4,998,104                         -
Other equity investments, at cost                                                                  -                    73,043
Subordinated promissory note                                                                 130,000                   130,000
Receivable from securities sold                                                            3,497,103                         -
Other assets                                                                                  44,350                    32,245
                                                                                     ---------------           ---------------

TOTAL ASSETS                                                                         $    15,526,583           $     1,842,391
                                                                                     ===============           ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                     $        58,123           $        70,027
Due to Management Company                                                                     50,000                    50,000
                                                                                     ---------------           ---------------
   Total liabilities                                                                         108,123                   120,027
                                                                                     ---------------           ---------------

Partners' Capital:
General Partner                                                                              563,104                    16,042
Limited Partners (69,094 Units)                                                           12,902,328                 1,442,434
Unallocated net unrealized appreciation of investments                                     1,953,028                   263,888
                                                                                     ---------------           ---------------
   Total partners' capital                                                                15,418,460                 1,722,364
                                                                                     ---------------           ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $    15,526,583           $     1,842,391
                                                                                     ===============           ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,

                                                                    1997             1996             1997             1996
                                                              ---------------     ------------  --------------     --------
INCOME

   Royalty and licensing income                                $       32,788    $    37,567   $        69,975     $      73,571
   Interest on accounts receivable                                          -              -                 -            49,716
   Other interest income                                               48,785         45,182            49,882            67,377
                                                               --------------    -----------   ---------------     -------------
   Total income                                                        81,573         82,749           119,857           190,664
                                                               --------------    -----------   ---------------     -------------

EXPENSES

   Management fee                                                      50,000         50,000           100,000           100,000
   Professional fees                                                    4,206          5,654            69,706           114,003
   Mailing and printing                                                 4,853         12,714            16,547            27,528
   Miscellaneous                                                          442              -             1,493             1,050
                                                               --------------    -----------   ---------------     -------------
   Total expenses                                                      59,501         68,368           187,746           242,581
                                                               --------------    -----------   ---------------     -------------

NET OPERATING INCOME (LOSS)                                            22,072         14,381           (67,889)          (51,917)
                                                               --------------    -----------   ---------------     -------------

Net realized gain from research and development
   ventures                                                                 -              -                 -           618,843

Net realized gain (loss) from investments                           2,457,339              -        12,074,845          (323,693)
                                                               --------------    -----------   ---------------     -------------

NET REALIZED GAIN                                                   2,457,339              -        12,074,845           295,150
                                                               --------------    -----------   ---------------     -------------

NET INCOME (allocable to Partners)                             $    2,479,411    $    14,381   $    12,006,956     $     243,233
                                                               ==============    ===========   ===============     =============


Net income per unit of limited partnership interest                $    32.30        $   .21       $    167.74         $    3.48
                                                                   ==========        =======       ===========         =========



See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,

                                                                                                  1997               1996
                                                                                             --------------     ---------
CASH FLOWS PROVIDED FROM (USED FOR) OPERATING
   ACTIVITIES
     Interest and other income received                                                      $      117,278     $       194,777
     Other operating expenses paid                                                                 (211,072)           (321,477)
                                                                                             --------------     ---------------
     Cash provided from (used for) operating activities                                             (93,794)           (126,700)
                                                                                             --------------     ---------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES
     Net return (purchase) of investments in U.S. Treasury Bills                                 (4,996,208)          1,090,252
     Proceeds from the sale or termination of research and
       development ventures                                                                               -           2,350,284
     Proceeds from the repayment of subordinated note                                                     -             120,000
     Proceeds from the sale of investments in equity securities                                   5,456,077             420,908
                                                                                             --------------     ---------------
     Cash provided from (used for) investing activities                                             459,869           3,981,444
                                                                                             --------------     ---------------

CASH FLOWS PROVIDED FROM (USED FOR) FINANCING
   ACTIVITIES
   Cash distributions:
     General Partner                                                                                      -             (42,267)
     Limited Partners                                                                                     -          (3,800,170)
                                                                                             --------------     ---------------
Cash provided from (used for) financing activities                                                        -          (3,842,437)
                                                                                             --------------     ---------------

Increase (decrease) in cash and cash equivalents                                                    366,075              12,307
Cash and cash equivalents at beginning of period                                                    218,215             243,366
                                                                                             --------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      584,290     $       255,673
                                                                                             ==============     ===============

Reconciliation  of net  income  to  cash  provided  from  (used  for)  operating activities:
   Net income                                                                                $   12,006,956     $       243,233
                                                                                             --------------     ---------------
   Adjustments to reconcile net income to cash provided from
     (used for) operating activities:
       Net realized (gain) loss                                                                 (12,074,845)           (295,150)
       (Increase) decrease in receivables                                                           (14,001)              4,956
       (Decrease) increase in payables                                                              (11,904)            (79,739)
                                                                                             --------------     ---------------
   Total adjustments                                                                            (12,100,750)           (369,933)
                                                                                             --------------     ---------------

Cash provided from (used for) operating activities                                           $      (93,794)    $      (126,700)
                                                                                             ==============     ===============

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1997



                                                                                            Unallocated
                                                                                          Net Unrealized
                                                       General          Limited            Appreciation
                                                       Partner         Partners           of Investments            Total

Balance at beginning of period                     $     16,042    $      1,442,434       $      263,888      $      1,722,364

Allocation of net income                                547,062          11,459,894                    -            12,006,956

Change in net unrealized appreciation
    of investments                                            -                   -            1,689,140             1,689,140
                                                   ------------    ----------------       --------------      ----------------

Balance at end of period                           $    563,104    $     12,902,328       $    1,953,028      $     15,418,460
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

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that profits shall be allocated to all Partners in proportion to their capital contributions until there have been distributions to the Limited Partners equal to their capital contributions, after which time 90% will be allocated to the Limited Partners and 10% to the General Partner (90/10 ratio) until there has been distributed to the Limited Partners an aggregate amount, since the inception of the Partnership, equal to twice their capital contributions and thereafter 80% will be allocated to the Limited Partners and 20% to the General Partner (80/20 ratio). Losses shall be allocated to all Partners in proportion to their capital contributions provided, however, that to the extent profits have been credited in the 90/10 or 80/20 ratio, losses shall be charged in such ratios in reverse order in which profits were credited.

4.       Commitment

The Partnership has a $388,957 commitment to fund MLMS Cancer Research, Inc. The Partnership is a shareholder of MLMS Cancer Research which is the general partner of ML/MS Associates, L.P., a research and development joint venture with IDEC Pharmaceuticals Corporation. See Note 7 below.

5.       Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company received a management fee at an annual rate of 2% of the aggregate capital contributions to the Partnership for its first four years of operations and 1% of the aggregate capital contributions thereafter, through December 31, 1995. On March 27, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership to $200,000 per annum. The reduction commenced with the quarterly management fee paid for the quarter ended March 31, 1996. The management fee is payable quarterly in arrears.

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



The cost and market value of the Partnership's publicly-held securities as of June 30, 1997 are as follows:

                                                                                          Market
                                                                      Cost                 Value
Photon Technology International, Inc.
   396,825 shares of common stock                                $   1,125,000        $   2,380,950
IDEC Pharmaceuticals Corporation
   160,486 shares of common stock                                    3,194,708            3,891,786
                                                                 -------------        -------------
                                                                 $   4,319,708        $   6,272,736
                                                                 =============        =============

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued



7.      Net Realized Gains or Losses from Investments

During the six months ended June 30, 1997, the Partnership received 501,096 common shares of IDEC Pharmaceuticals Corporation in two final liquidating distribution payments from ML/MS Associates, L.P. and MLMS Cancer Research, Inc. As of June 30, 1997, the Partnership had sold 340,610 shares of IDEC Pharmaceuticals for $8,953,180, of which $3,497,103 was a receivable as of June 30, 1997. These transactions resulted in a net realized gain of $12,074,845 for the six months ended June 30, 1997. See Note 9 below.

8.      Subordinated Promissory Note

In December 1995, the R&D venture between the Partnership and Photon Technology International, Inc. was terminated. In connection with the termination, Photon agreed to pay the Partnership $770,761 to satisfy its $500,000 subordinated note obligation and related accrued interest. The $770,761 was scheduled to be paid in installments through December 1997. Such installment payments were suspended in June 1996 and had not resumed as of June 30, 1997. Since the Partnership had written-off $250,000 of the principal amount of such note in 1994, the first $250,000 paid under the new arrangement is being recorded as a return of principal on the note.

9.      Subsequent Events

In July 1997, the Partnership sold its remaining 160,486 common shares of IDEC Pharmaceuticals for $4,316,841, realizing a gain of $1.1 million.

On July 8, 1997, the Partnership made a cash distribution to Partners totaling $5,234,394; $5,182,050, or $75 per Unit, to Limited Partners of record on July 1, 1997 and $52,344 to the General Partner.


10.     Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1997, and for the three and six month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

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

As of June 30, 1997, the Partnership had $5.0 million in U.S. Treasury Bills with maturities of less than one year, and $584,000 in an interest bearing cash account. For the three and six months ended June 30, 1997, the Partnership earned interest of $49,000 and $50,000 from such cash balances, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts available for investment in such securities.

During the three months ended June 30, 1997, the Partnership sold 133,172 shares of IDEC Pharmaceuticals Corporation for $3.5 million, which was a receivable at June 30, 1997. Such proceeds were received by the Partnership in July 1997. Additionally, subsequent to the end of the quarter, the Partnership sold its remaining 160,486 common shares of IDEC Pharmaceuticals for $4.3 million.

In July 1997, the Partnership made a cash distribution to Partners totaling $5,234,394. Limited Partners of record of July 1, 1997 received $5,182,050, or $75 per Unit, and the General Partner received $52,344.

As was provided in the Partnership's prospectus delivered to Limited Partners in connection with their investment, and as disclosed in subsequent filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, have reduced the annual management fee payable by the Partnership from $698,624 to $200,000, commencing with the management fee payment paid for the quarter ended March 31, 1996.

It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, royalty and licensing income, interest income and proceeds received from the sale of the Partnership's remaining assets.

Results of Operations

For the three and six months ended June 30, 1997, the Partnership had net income of $2.5 million and $12.0 million, respectively, as compared to $14,000 and $243,000, respectively, for the six months ended June 30, 1996. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended June 30, 1997 and 1996, the Partnership had net operating income of $22,000 and $14,000, respectively. The increase in net operating income for the 1997 period compared to the 1996 period primarily was the result of an $8,000 decrease in operating expenses. Investment income remained relatively flat in 1997 from the same period in 1996 with a slight decrease in royalty and licensing income mostly offset by an increase in other interest income.

For the six months ended June 30, 1997 and 1996, the Partnership had a net operating loss of $68,000 and $52,000, respectively. The increase in net operating loss for the 1997 period compared to the 1996 period primarily resulted from a $71,000 decrease in investment income partially offset by a $55,000 decrease in operating expenses. The decrease in investment income included a $50,000 reduction in interest earned on the receivable balance due from United AgriSeeds, Inc., which was paid in full in March 1996. Other income decreased by $17,000, primarily due to a decrease in interest earned from short-term investments, due to a reduction of cash available for investment in such securities during the 1997 period compared to the same period in 1996. Additionally, royalty and licensing income decreased by $4,000 for the 1997 period compared to the 1996 period. The decrease in operating expenses for the 1997 period compared to the 1996 period resulted mainly from a $44,000 decrease in professional fees, resulting from a decline in legal fees incurred, and an $11,000 decrease in mailing and printing expenses.

Realized Gains and Losses - In March 1997 and in May 1997, the Partnership received 365,217 and 135,879 common shares of IDEC Pharmaceuticals Corporation, respectively, from ML/MS Associates, L.P. and MLMS Cancer Research, Inc. (MLMS), representing the final liquidating distribution from MLMS. The Partnership sold 207,438 shares of IDEC in March 1997 and sold an additional 133,172 shares in June 1997. These transactions resulted in a net realized gain of $2.5 million and $12.1 million for the three and six months ended June 30, 1997, respectively. Subsequent to the end of the quarter, in July 1997, the Partnership sold its remaining 160,486 shares of IDEC Pharmaceuticals for $4.3 million and will record an additional gain of $1.1 million in the third quarter of 1997.

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



Date:         August 19, 1997