Form 10-Q
period 1997-09-30
ML TECHNOLOGY VENTURES LP
filed 1997-11-14
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996

Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                        September 30,
                                                                                            1997                 December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Cash and cash equivalents                                                            $       657,832           $       218,215
Publicly traded securities (cost $1,125,000 as of September 30,
   1997 and December 31, 1996)                                                             1,686,506                 1,388,888
U.S. Government securities, at amortized cost                                              7,483,000                         -
Other equity investments, at cost                                                                  -                    73,043
Subordinated promissory note receivable                                                      110,000                   130,000
Receivable from securities sold                                                               48,186                         -
Other receivables                                                                             32,502                    32,245
                                                                                     ---------------           ---------------

TOTAL ASSETS                                                                         $    10,018,026           $     1,842,391
                                                                                     ===============           ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                     $        42,127           $        70,027
Due to Management Company                                                                     50,000                    50,000
                                                                                     ---------------           ---------------
   Total liabilities                                                                          92,127                   120,027
                                                                                     ---------------           ---------------

Partners' Capital:
General Partner                                                                              624,096                    16,042
Limited Partners (69,094 Units)                                                            8,740,297                 1,442,434
Unallocated net unrealized appreciation of investments                                       561,506                   263,888
                                                                                     ---------------           ---------------
   Total partners' capital                                                                 9,925,899                 1,722,364
                                                                                     ---------------           ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $    10,018,026           $     1,842,391
                                                                                     ===============           ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  Three Months Ended                  Nine Months Ended
                                                                      September 30,                      September 30,

                                                                 1997              1996            1997               1996
                                                             --------------   ------------    ----------------    --------

INCOME

   Royalty and licensing income                              $       28,043   $     30,742    $         98,018    $     104,313
   Interest on accounts receivable                                        -              -                   -           49,716
   Other interest income                                             65,923         10,407             115,805           77,784
                                                             --------------   ------------    ----------------    -------------
   Total income                                                      93,966         41,149             213,823          231,813
                                                             --------------   ------------    ----------------    -------------

EXPENSES

   Management fee                                                    50,000         50,000             150,000          150,000
   Professional fees                                                 10,542         11,691              80,248          125,694
   Mailing and printing                                               9,168          8,060              25,715           35,588
   Miscellaneous                                                        332            230               1,825            1,280
                                                             --------------   ------------    ----------------    -------------
   Total expenses                                                    70,042         69,981             257,788          312,562
                                                             --------------   ------------    ----------------    -------------

NET OPERATING INCOME (LOSS)                                          23,924        (28,832)            (43,965)         (80,749)

Net realized gain from research and development
   ventures                                                               -              -                   -          618,843
Net realized gain (loss) from investments sold                    1,109,431              -          13,184,276         (323,693)
                                                             --------------   ------------    ----------------    -------------

NET REALIZED GAIN                                                 1,109,431              -          13,184,276          295,150
                                                             --------------   ------------    ----------------    -------------

NET INCOME (LOSS) - (allocable to Partners)                  $    1,133,355   $    (28,832)   $     13,140,311    $     214,401
                                                             ==============   ============    ================    =============


Net income (loss) per unit of Limited
   Partnership interest                                          $   14.76         $ (.41)         $   180.62         $  3.07
                                                                 =========         ======          ==========         =======


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,

                                                                                                   1997              1996
                                                                                              --------------    ---------
CASH FLOWS PROVIDED FROM (USED FOR) OPERATING
 ACTIVITIES
   Interest and other income received                                                         $      168,263    $       250,940
   Other operating expenses paid                                                                    (312,543)          (387,475)
                                                                                              --------------    ---------------
   Cash provided from (used for) operating activities                                               (144,280)          (136,535)
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
ACTIVITIES
     Purchase of equity investments                                                                  (46,131)                 -
     Net return (purchase) of investments in U.S. Government securities                           (7,425,625)         4,577,518
     Proceeds from the sale or termination of research and
       development ventures                                                                                -          2,350,284
     Proceeds from the repayment of subordinated note receivable                                      20,000            120,000
     Proceeds from the sale of investments in stocks and warrants                                 13,270,047            420,908
                                                                                              --------------    ---------------
     Cash provided from (used for) investing activities                                            5,818,291          7,468,710
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM (USED FOR) FINANCING
ACTIVITIES
   Cash distributions:
     General Partner                                                                                 (52,344)           (80,691)
     Limited Partners                                                                             (5,182,050)        (7,254,870)
                                                                                              --------------    ---------------
Cash provided from (used for) financing activities                                                (5,234,394)        (7,335,561)
                                                                                              --------------    ---------------

Increase (decrease) in cash and cash equivalents                                                     439,617             (3,386)
Cash and cash equivalents at beginning of period                                                     218,215            243,366
                                                                                              --------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $      657,832    $       239,980
                                                                                              ==============    ===============

Reconciliation  of net  income  to  cash  provided  from  (used  for)  operating activities:
   Net income                                                                                 $   13,140,311    $       214,401
                                                                                              --------------    ---------------
   Adjustments to reconcile net income to cash provided from (used for)
     operating activities:
       Net realized (gain) loss                                                                  (13,184,276)          (295,150)
       (Increase) decrease in receivables                                                            (57,632)            24,815
       Decrease in payables                                                                          (42,683)           (80,601)
                                                                                              --------------    ---------------
   Total adjustments                                                                             (13,284,591)          (350,936)
                                                                                              --------------    ---------------

Cash provided from (used for) operating activities                                            $     (144,280)   $      (136,535)
                                                                                              ==============    ===============

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1997



                                                                                            Unallocated
                                                                                          Net Unrealized
                                                       General          Limited            Appreciation
                                                       Partner         Partners           of Investments            Total

Balance at beginning of period                   $       16,042    $      1,442,434       $      263,888      $      1,722,364

Distribution, paid July 8, 1997                         (52,344)         (5,182,050)                   -            (5,234,394)

Allocation of net income                                660,398          12,479,913                    -            13,140,311

Change in net unrealized appreciation
    of investments                                            -                   -              297,618               297,618
                                                 --------------    ----------------       --------------      ----------------

Balance at end of period                         $      624,096    $      8,740,297       $      561,506      $      9,925,899
                                                 ==============    ================       ==============      ================


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

Valuation of Investments - In accordance with the Statement of Financial Accounting Standards No. 115, investments in available-for-sale securities (publicly traded securities) are accounted for at market value based on the closing public market price on the last day of the quarter. The related unrealized appreciation or depreciation of such securities is reflected as a separate component of Partners' capital. Non-publicly traded securities are accounted for at cost. The cost of an investment is written down to its fair value when the investment is determined to be other than temporarily impaired.

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

4.       Commitments

The Partnership had a $388,957 non-interest obligation payable on demand to MLMS Cancer Research, Inc., the general partner of ML/MS Associates, L.P. This obligation was satisfied in November 1997 by making a final payment of $14,783 to MLMS Cancer Research, Inc.

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

6.       Investments in Equity Securities


As of September 30, 1997, the Partnership held 396,825 shares of common stock of Photon Technology International, Inc., a public company, with a cost of $1,125,000 and a market value of $1,686,506.

7.      Net Realized Gains or Losses from Investments

During the nine months ended September 30, 1997, the Partnership received 501,096 common shares of IDEC Pharmaceuticals Corporation in two final liquidating distribution payments from ML/MS Associates, L.P. and its general partner, MLMS Cancer Research, Inc. As of September 30, 1997, the Partnership had liquidated all of its IDEC shares for $13,318,233, of which $48,186 was a receivable as of September 30, 1997. The receipt and subsequent sale of the Partnership's IDEC shares resulted in a net realized gain of $13,184,276 for the nine months ended September 30, 1997.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


8.      Subordinated Promissory Note

In December 1995, the R&D venture between the Partnership and Photon Technology International, Inc. was terminated. In connection with the termination, Photon agreed to pay the Partnership $770,761 to satisfy its $500,000 subordinated note obligation and related accrued interest. Since the Partnership had written-off $250,000 of the principal amount of such note in 1994, the first $250,000 paid under the new arrangement, of which $20,000 was received during the three months ended September 30, 1997, is being recorded as a return of principal on the note.

9.      Subsequent Event - Cash Distribution

On October 17, 1997, the Partnership made a cash distribution to Partners totaling $7,330,062; $6,909,400 or $100 per Unit, to Limited Partners of record on October 1, 1997 and $420,662 to the General Partner.


10.     Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1997, and for the three and nine month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

The Partnership is working toward a final liquidation of its assets and termination of the Partnership by the end of calendar year 1998, if possible. The Partnership's Photon Technology International, Inc. equity holdings and promissory note and the Gen-Probe II royalties are its only remaining assets. The timing of the liquidation of the Partnership's assets and its termination is contingent upon, among other things, market conditions and securities laws restrictions and no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate its assets and terminate in such time frame.

During the three months ended September 30, 1997, the Partnership sold its remaining common shares of IDEC Pharmaceuticals Corporation for net proceeds of $4,365,053, of which $48,186 was a receivable at September 30, 1997. The
Partnership's entire position in IDEC was sold during the nine months ended September 30, 1997 for aggregate net proceeds of $13,318,233.

As of September 30, 1997, the Partnership had $7,483,000 invested in U.S. Treasury Bills, with maturities of less than one year, and $657,832 in an interest bearing cash account. For the three and nine months ended September 30, 1997, the Partnership earned interest of $65,923 and $115,805 from such cash balances, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts available for investment in such securities.

On October 17, 1997, the Partnership made a cash distribution to Partners totaling $7,330,062. Limited Partners of record on October 1, 1997 received $6,909,400, or $100 per Unit, and the General Partner received $420,662.

It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, royalty income, interest income and proceeds received from the sale of the Partnership's remaining assets.

Results of Operations

For the three and nine months ended September 30, 1997, the Partnership had net income of $1,133,355 and $13,140,311, respectively, as compared to a net loss of $28,832 and net income of $214,401 for the three and nine months ended September 30, 1996, respectively. Net income or loss is comprised of 1) net operating income or loss (interest, royalty and licensing income less operating expenses) and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended September 30, 1997 and 1996, the Partnership had net operating income of $23,924 and a net operating loss of $28,832, respectively. The increase in net operating income for the 1997 period compared to the 1996 period, primarily was the result of a $55,516 increase in interest income, due to an increase of cash available for investment in short-term securities during the 1997 period compared to the same period in 1996. Operating expenses remained relatively flat for the three months ended September 30, 1997 as compared to the same period in 1996 with a slight decrease in professional fees mostly offset by an increase in mailing and printing expenses.

For the nine months ended September 30, 1997 and 1996, the Partnership had a net operating loss of $43,965 and $80,749, respectively. The decrease in net operating loss for the 1997 period compared to the 1996 period, primarily resulted from a $54,774 decrease in operating expenses partially offset by a $17,990 decrease in interest, royalty and licensing income. The decline of $11,695 in interest income included a $49,716 reduction in interest earned on the receivable balance due from United AgriSeeds, Inc., which was paid in full in March 1996. This was partially offset by an increase of $38,021 in other interest income, due to an increase of cash available for investment in short-term securities during the 1997 period compared to the same period in 1996. Additionally, royalty and licensing income decreased by $6,295 for the 1997 period compared to the 1996 period. The decrease in operating expenses for the 1997 period compared to the 1996 period resulted mainly from reduced legal fees and mailing and printing expenses incurred during the 1997 period.

Realized Gains and Losses - In March 1997 and in May 1997, the Partnership received 365,217 and 135,879 common shares of IDEC Pharmaceuticals Corporation, respectively, from ML/MS Associates, L.P. and its general partner, MLMS Cancer Research, Inc. ("MLMS"), representing the final liquidating distribution from MLMS. The Partnership liquidated its entire position in IDEC during the nine months ended September 30, 1997. The receipt and subsequent sale of the Partnership's IDEC shares resulted in a return of $4,365,053 and $13,318,233 and a realized gain of $1,109,431 and $13,184,276 for the three and nine months ended September 30, 1997, respectively.

The Partnership had no realized gains or losses for the three months ended September 30, 1996, however, the Partnership had a $295,150 net realized gain for the nine months ended September 30, 1996. During March 1996, the Partnership received the final $2,350,284 installment payment due from United AgriSeeds, resulting in the recognition of a $618,843 realized gain. Additionally, during the three months ended March 31, 1996, the Partnership sold its remaining common shares of Ecogen, Inc. in the public market for $321,889, realizing a loss of $323,693.

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

                    (27)            Financial Data Schedule.

              (b) The Registrant filed with the Commission a current report on Form 8-K dated August 28, 1997. This current report contained details with respect to the Partnership's cash distribution paid to Partners on October 17, 1997.
------------------------------
(a)      Incorporated  by reference to the  Partnership's  Annual Report on Form
         10-K for the fiscal year ended December 31, 1984 filed with the Securities and Exchange Commission on August 12, 1985.

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



Date:         November 14, 1997