Form 10-K
period 1997-12-31
ML TECHNOLOGY VENTURES LP
filed 1998-03-27
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
==============================================================================
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

                      Units of Limited Partnership Interest
==============================================================================
                                (Title of class)

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

As of December 31, 1997, the Partnership had terminated its activities or sold its proprietary technology or joint venture interest in all of its 16 R&D
Ventures. In exchange for each such sale or termination, the Partnership received cash and/or equity securities of the acquiring company. In accordance with the Partnership's intent to wind-up its affairs, it has been making cash distributions to Partners toward its goal of liquidating all of its assets.

While the Partnership's R&D Ventures were active, its principal focus was managing the progress of such ventures and monitoring the related royalty arrangements. The General Partner and the Sub-Manager now are primarily focused on monitoring the Partnership's remaining assets with the goal of liquidating such assets in an orderly manner in order to maximize cash returns to the Partnership.

As of December 31, 1997, the Partnership had active royalty agreements remaining with development companies associated with two of the original 16 R&D Ventures. The two active royalty agreements as of December 31, 1997 were with Gen-Probe Incorporated (R&D Venture #2) and Bolt Baranek and Newman Inc. Both of these companies have commercialized the technology developed through their respective R&D Venture with the Partnership. During 1997, the Partnership received royalties totaling $131,931 and $789 from Gen-Probe and Bolt Beranek and Newman, respectively.

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

Seasonality

There  are  no  seasonal  trends  which  affect  the   Partnership's   remaining
activities.

Patents, Trademarks, Licenses

As of December 31, 1997, the Partnership owned certain patents, trademarks or trade names and owns a number of patent applications. The Partnership obtains licenses or sublicenses of both patented and unpatented background technology for purposes of developing new technology through its R&D Ventures. Access to this background technology may be important to the Partnership's ability to develop or commercialize its technology. The Partnership believes that its technology licenses are adequate for its purposes. If patentable technology is developed by the Partnership, whether the Partnership is able to obtain patents on such technology could affect the income or value the Partnership will be able to derive from such technology.

Competition

The information set forth under the heading "Substantial Competition, Technical Advances of Others and Technological Obsolescence" of the section of the Prospectus entitled "Risk and Other Important Factors" on pages 12 and 13 of the Prospectus is incorporated herein by reference.

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


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the caption "Transferability of Units" on pages 50 and 51 of the Prospectus is incorporated herein by reference. An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. There is no established public trading market for the Units. There are approximately 6,210 Unit holders as of March 16, 1998.

Beginning with the December 1994 client account statements, Merrill Lynch implemented new guidelines for reporting estimated values of limited partnerships and other direct investments on client account statements. Pursuant to the guidelines, Merrill Lynch will report estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. Such estimated values will be provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (i) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements, and on (ii) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year.

Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimated value. The estimated values provided by the independent services are not market values and Unit holders may not be able to sell their Units or realize the amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value upon the liquidation of the Registrant's assets over its remaining life.

The Partnership makes cash distributions to its Partners as soon as practicable after proceeds are received. Cash distributions paid to Partners during the years ended December 31, 1997, 1996 and 1995 and cumulative cash distributions paid from inception to December 31, 1997 are set forth below:

                                                    General              Limited               Per
Distribution Date                                   Partner             Partners           $1,000 Unit
-----------------                                -------------     ----------------      -------------

Cumulative as of December 31, 1994               $     590,969     $     53,133,286           $     769
January 19, 1996                                        42,267            3,800,170                  55
July 23, 1996                                           38,424            3,454,700                  50
July 8, 1997                                            52,344            5,182,050                  75
October 17, 1997                                       420,662            6,909,400                 100
                                                 -------------     ----------------           ---------
Cumulative as of December 31, 1997               $   1,144,666     $     72,479,606           $   1,049
                                                 =============     ================           =========

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                            1997          1996            1995           1994           1993
                                                        ----------     -----------    -----------    -----------     -------
Net income                                              $   13,153     $       206    $     1,374    $       222     $    2,417

Royalty and licensing income                                   133             138            762          1,300          1,193

Net realized gain from research and
development ventures                                             -             619          1,321            335          1,117

Net realized gain (loss) from investments                   13,184            (324)          (317)          (952)           492

Total assets                                                 1,884           1,842          8,974          7,943         11,992

Cash distributions paid to Partners                         12,564           7,336              -          3,493          7,685

Cumulative cash distributions paid to Partners              73,624          61,060         53,724         53,724         50,231

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net income                                                $    181         $     3       $     20        $     3        $    35

Net realized gain from research and
development ventures                                             -               9             19              5             16

Net realized gain (loss) from investments                      181              (5)            (5)           (14)             7

Cash distributions paid to Partners                            175             105              -             50            110

Cumulative cash distributions paid to Partners               1,049             874            769            769            719

Item 7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

From 1985 to 1991, the Partnership funded $59.6 million of research and development commitments to 16 individual research and development ventures (R&D Ventures). This amount represents 95% of the original $62.5 million of net proceeds to the Partnership. The Partnership has no remaining research and development commitments and will not enter into new R&D Ventures in the future.

As of December 31, 1997, the Partnership had $498,981 invested in U.S. Treasury bills, with maturities of less than one year and $343,250 in an interest-bearing cash account. For the years ended December 31, 1997, 1996 and 1995, the Partnership earned interest from its cash balances and short-term investments totaling $140,562, $79,178 and $153,993, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts available for investment in such securities.

During 1997, the Partnership made cash distributions to Partners totaling $12,564,456; $12,091,450 to the Limited Partners and $473,006 to the General Partner. Cumulative cash distributions to Partners as of December 31, 1997 total $73,624,272, including $72,479,606, or $1,049 per Unit, to the Limited Partners and $1,144,666 to the General Partner.

It is anticipated that funds needed to cover future operating expenses primarily will be obtained from the Partnership's existing cash reserves, future royalty and licensing income, and proceeds received from the sale of the Partnership's remaining assets.

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

As was provided in the Partnership's prospectus, delivered to Limited Partners in connection with their investment, and as disclosed in subsequent filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, have reduced the annual management fee payable by the Partnership from $698,624 to $200,000, commencing with the management fee payment due for the first quarter of 1996. As a result, the Partnership was charged the reduced management fee of $200,000 for each of the calendar years ended December 31, 1997 and 1996.

Results of Operations

For the years ended December 31, 1997, 1996 and 1995, the Partnership had net income of $13,152,922, $206,248 and $1,373,592, respectively. Net income or loss is comprised of net operating income or loss and net realized gain or loss.

Net Operating Income or Loss - For the years ended December 31, 1997 and 1996, the Partnership had a net operating loss of $31,354 and $88,902, respectively. For the year ended December 31, 1995, the Partnership had net operating income of $369,448.

The lower net operating loss for 1997 compared to 1996 was primarily due to a $51,108 decline in operating expenses. The decrease in operating expenses for the 1997 period compared to the 1996 period primarily resulted from reduced professional fees and mailing and printing expenses. Such expenses have declined as the Partnership's operating activity has declined during its liquidation period. The increase in operating income primarily resulted from an increase in interest from short-term investments due to an increase in funds available for such investments during the 1997 period compared to the same period in 1996. The increase in amounts invested in short-term securities during the 1997 period resulted primarily from proceeds received by the Partnership from the sale of IDEC Pharmaceuticals Corporation during 1997, as discussed below. Generally, such proceeds are invested in short-term securities until such funds are distributed to Partners or used for operations.

The change to a net operating loss for 1996 compared to net operating income in 1995 was due to a $959,884 decline in operating income partially offset by a $501,534 decline in operating expenses, primarily related to the reduction in the management fee as discussed above. The decrease in operating income for 1996 resulted from a $624,177 decrease in royalty and licensing income primarily due to the expiration of the Partnership's first R&D Venture with Gen-Probe Incorporated (Gen-Probe R&D Venture #1) during 1995. The $260,892 decline in interest earned from accounts receivable resulted from the collection of the final payment from United AgriSeeds in March 1996. Other interest income for 1996 declined by $74,815 due to a reduced amount of funds available for investment in short-term securities during the 1996 period. The decrease in amounts invested in short-term securities resulted from cash distributions paid to Partners in January 1996 and July 1996.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

For the year ended December 31, 1997, the Partnership had a net realized gain of $13,184,276. In March 1997 and in May 1997, the Partnership received 365,217 and 135,879 common shares of IDEC Pharmaceuticals Corporation, respectively, from ML/MS Associates, L.P. and its general partner, MLMS Cancer Research, Inc. ("MLMS"), representing the final liquidating distribution from MLMS. The
Partnership liquidated its entire position in IDEC during the year ended December 31, 1997. The receipt and subsequent sale of the Partnership's IDEC shares resulted in a return of $13,318,234 and a realized gain of $13,184,276 for the year ended December 31, 1997.

For the year ended December 31, 1996, the Partnership had a net realized gain of $295,150. During 1996, the Partnership received the final $2,350,284 installment payment due from United AgriSeeds, resulting in the recognition of a $618,843 realized gain. Partially offsetting this gain was the sale of the Partnership's remaining common shares of Ecogen, Inc. for $321,888, resulting in a realized loss of $323,693.

For the year ended December 31, 1995, the Partnership had a net realized gain of $1,004,144 comprised of a $1,321,074 gain from the termination of certain R&D Ventures and a $316,930 loss from the sale of equity securities. In December 1995, the Partnership sold its interest in its R&D Venture with Photon Technology International, Inc. for 1,000,000 shares of Photon common stock, resulting in a realized gain of $875,000. In October 1995, the Partnership realized a $446,074 gain resulting from the receipt of an installment payment relating to the receivable due from United AgriSeeds. Additionally during 1995, the Partnership sold its 72,368 shares of Interleaf, Inc. common stock for $372,754, realizing a loss of $221,681. The Interleaf shares were received in exchange for the Partnership's warrant to purchase 275,000 shares of the company's common stock. Also during 1995, the Partnership sold 66,682 shares of Ecogen, Inc. common stock for $99,020, realizing a loss of $95,249.

Item 8.       Financial Statements and Supplementary Data.


                          ML TECHNOLOGY VENTURES, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1997 and 1996

Statements of Operations for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1996 and 1997

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Technology Ventures, L.P.:

We have audited the accompanying balance sheets of ML Technology Ventures, L.P. (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Technology Ventures, L.P. as of December 31, 1997 and 1996, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York
February 24, 1998

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                              1997                1996


ASSETS

Cash and cash equivalents                                                                   $      343,250      $       218,215
Investments
   U.S. Government securities, at amortized cost                                                   498,981                    -
   Publicly traded securities, at market value (cost $1,125,000 as of
     December 31, 1997 and  December 31, 1996)                                                     892,856            1,388,888
   Other equity investments, at cost                                                                     -               73,043
   Subordinated promissory note                                                                    110,000              130,000
Accounts receivable                                                                                 34,507               32,105
Other assets                                                                                         4,576                  140
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $    1,884,170      $     1,842,391
                                                                                            ==============      ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                            $       19,372      $        70,027
Due to Management Company                                                                           50,000               50,000
                                                                                            --------------      ---------------
   Total liabilities                                                                                69,372              120,027
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                    204,695               16,042
Limited Partners (69,094 Units)                                                                  1,842,247            1,442,434
Unallocated net unrealized (depreciation) appreciation of investments                             (232,144)             263,888
                                                                                            --------------      ---------------
   Total partners' capital                                                                       1,814,798            1,722,364
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    1,884,170      $     1,842,391



See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                1997             1996                1995
                                                                          --------------     --------------    ----------

INCOME

   Royalty and licensing income                                          $       132,720     $      137,948    $       762,125
   Interest on accounts receivable                                                     -             49,716            310,608
   Other interest income                                                         140,562             79,178            153,993
                                                                         ---------------     --------------    ---------------
   Total operating income                                                        273,282            266,842          1,226,726
                                                                         ---------------     --------------    ---------------

EXPENSES

   Management fee                                                                200,000            200,000            698,624
   Professional fees                                                              75,001            116,302            110,313
   Mailing and printing                                                           27,647             38,162             47,160
   Miscellaneous                                                                   1,988              1,280              1,181
                                                                         ---------------     --------------    ---------------
   Total operating expenses                                                      304,636            355,744            857,278
                                                                         ---------------     --------------    ---------------

NET OPERATING INCOME (LOSS)                                                      (31,354)           (88,902)           369,448
                                                                         ---------------     --------------    ---------------

Net realized gain from research and development ventures                               -            618,843          1,321,074

Net realized gain (loss) from investments                                     13,184,276           (323,693)          (316,930)
                                                                         ---------------     --------------    ---------------

NET REALIZED GAIN                                                             13,184,276            295,150          1,004,144
                                                                         ---------------     --------------    ---------------

NET INCOME                                                               $    13,152,922     $      206,248    $     1,373,592
                                                                         ===============     ==============    ===============


Net income per unit of limited partnership interest                          $   180.79           $   2.95          $  19.66
                                                                             ==========           ========          ========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

                                                                                  1997             1996              1995
                                                                             ---------------   --------------   ---------
CASH FLOWS (USED FOR) PROVIDED FROM
   OPERATING ACTIVITIES
   Interest and other income received                                        $       274,679   $      283,989   $     1,567,186
   Other operating expenses paid                                                    (368,280)        (442,289)         (834,305)
                                                                             ---------------   --------------   ---------------
   Cash (used for) provided from operating activities                                (93,601)        (158,300)          732,881
                                                                             ---------------   --------------   ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES
   Net return (purchase) of investments in U.S.
     Government securities                                                          (494,227)       4,577,518        (2,849,489)
   Proceeds from the sale or termination of research
     and development ventures                                                              -        2,350,284         1,651,918
   Purchase of equity investments                                                    (60,915)               -           (23,739)
   Proceeds from repayment of subordinated promissory note                            20,000          120,000                 -
   Proceeds from the sale of investments in equity securities                     13,318,234          420,908           372,794
                                                                             ---------------   --------------   ---------------
   Cash provided from (used for) investing activities                             12,783,092        7,468,710          (848,516)
                                                                             ---------------   --------------   ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
   Cash distributions:
     General Partner                                                                (473,006)         (80,691)                -
     Limited Partners                                                            (12,091,450)      (7,254,870)                -
                                                                             ---------------   --------------   ---------------
Cash used for financing activities                                               (12,564,456)      (7,335,561)                -
                                                                             ---------------   --------------   ---------------

Increase (decrease) in cash and cash equivalents                                     125,035          (25,151)         (115,635)
Cash and cash equivalents at beginning of year                                       218,215          243,366           359,001
                                                                             ---------------   --------------   ---------------
CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                                   $       343,250   $      218,215   $       243,366
                                                                             ===============   ==============   ===============

Reconciliation  of net  income  to  cash  (used  for)  provided  from  operating activities:
   Net income                                                                $    13,152,922   $      206,248   $     1,373,592
                                                                             ---------------   --------------   ---------------
   Adjustments to reconcile net income to cash
     (used for) provided from operating activities:
     Net realized gain                                                           (13,184,276)        (295,150)       (1,004,144)
     (Increase) decrease in receivables                                              (11,592)          22,695           338,627
     (Decrease) increase in payables                                                 (50,655)         (92,093)           24,806
                                                                             ---------------   --------------   ---------------
   Total adjustments                                                             (13,246,523)        (364,548)         (640,711)
                                                                             ---------------   --------------   ---------------

Cash (used for) provided from operating activities                           $       (93,601)  $     (158,300)  $       732,881
                                                                             ===============   ==============   ===============

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1995, 1996 and 1997


                                                                              Unallocated
                                                                                          Net Unrealized

                                                                                           Appreciation
                                                     General            Limited           (Depreciation)
                                                     Partner           Partners           of Investments             Total

Balance at December 31, 1994                      $      79,354    $      7,134,843      $      (439,371)      $      6,774,826

Allocation of net income                                 15,110           1,358,482                    -              1,373,592

Change in net unrealized appreciation
or depreciation of investments                                -                   -               78,585                 78,585
                                                  -------------    ----------------      ---------------       ----------------

Balance at December 31, 1995                             94,464           8,493,325             (360,786)             8,227,003

January 1996 cash distribution                          (42,267)         (3,800,170)                   -             (3,842,437)

July 1996 cash distribution                             (38,424)         (3,454,700)                   -             (3,493,124)

Allocation of net income                                  2,269             203,979                    -                206,248

Change in net unrealized appreciation
or depreciation of investments                                -                   -              624,674                624,674
                                                  -------------    ----------------      ---------------       ----------------

Balance at December 31, 1996                             16,042           1,442,434              263,888              1,722,364

July 1997 cash distribution                             (52,344)         (5,182,050)                   -             (5,234,394)

October 1997 cash distribution                         (420,662)         (6,909,400)                   -             (7,330,062)

Allocation of net income                                661,659          12,491,263                    -             13,152,922

Change in net unrealized appreciation
or depreciation of investments                                -                   -             (496,032)              (496,032)
                                                  -------------    ----------------      ---------------       ----------------

Balance at December 31, 1997                      $     204,695    $      1,842,247      $      (232,144)      $      1,814,798
                                                  =============    ================      ===============       ================


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

The objective of the Partnership has been to achieve cash flow from the commercialization of a broad range of technologies developed and owned by, or on behalf of, the Partnership. The Partnership has been engaged in research and development activities for the development of new technology through contracts, joint ventures and investments in other partnerships. The Partnership is in the process of liquidation and will terminate no later than January 31, 2005; however, the Partnership is working toward the final liquidation of its remaining assets and subsequent termination by the end of the calendar year 1998, if possible.

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

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

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


5.       Related Party Transactions



The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company received a management fee at an annual rate of 2% of the aggregate capital contributions to the Partnership for its first four years of operations and 1% of the aggregate capital contributions thereafter, through December 31, 1995. On March 27, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership to $200,000 per annum. The reduction commenced with the management fee for the quarter ended March 31, 1996. The management fee is payable quarterly in arrears.


6.       Investments in Equity Securities

As of December 31, 1997 and December 31, 1996, the Partnership held 396,825 shares of common stock of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $892,856 and $1,388,888 as of December 31, 1997 and 1996, respectively.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

7.      Cash Distributions

Cash  distributions  paid to Partners during the years ended December 31, 1997,
 1996 and 1995 and cumulative cash distributions paid from inception to December 31, 1997 are listed below:

                                                    General              Limited               Per
Distribution Date                                   Partner             Partners           $1,000 Unit
-----------------                                -------------     ----------------      -------------

Cumulative as of December 31, 1994               $     590,969     $     53,133,286           $     769
January 19, 1996                                        42,267            3,800,170                  55
July 23, 1996                                           38,424            3,454,700                  50
July 8, 1997                                            52,344            5,182,050                  75
October 17, 1997                                       420,662            6,909,400                 100
                                                 -------------     ----------------           ---------
Cumulative as of December 31, 1997               $   1,144,666     $     72,479,606           $   1,049
                                                 =============     ================           =========

8.       Net Realized Gains from Research and Development Ventures

There were no realized gains or losses from research and development ventures for the year ended December 31, 1997. For the year ended December 31, 1996, the Partnership realized a $618,843 gain relating to the receipt of the final installment sale payment from United AgriSeeds, Inc. For the year ended December 31, 1995, the Partnership realized a $446,074 gain relating to the receipt of an installment sale payment from United AgriSeeds, Inc. and also realized an $875,000 gain relating to the termination of its R&D venture with Photon Technology International, Inc.

9.      Net Realized Gains or Losses from Investments

During 1997, the Partnership received 501,096 common shares of IDEC Pharmaceuticals Corporation in two final liquidating distribution payments from ML/MS Associates, L.P. and its general partner, MLMS Cancer Research, Inc. Subsequently, during 1997, the Partnership liquidated all of its IDEC shares for $13,318,234. The receipt and subsequent sale of the Partnership's IDEC shares resulted in a net realized gain of $13,184,276 for the year ended December 31, 1997. During the year ended December 31, 1996, the Partnership realized a $323,693 loss from the sale of its remaining common shares of Ecogen, Inc. During the year ended December 31, 1995, the Partnership realized a $221,681 loss from the sale of its investment in Interleaf, Inc. and realized an additional $95,249 loss from the sale of 66,682 common shares of Ecogen.

10.      Investments in U.S. Government Securities

The Partnership had an investment in a U. S. Treasury Bill as of December 31, 1997 as detailed below. The Partnership had no investments in U.S. Government securities as of December 31, 1996.

                                                            Maturity          Purchase          Amortized
                                               Yield          Date              Price             Cost             Face Value

U.S. Treasury Bill                            4.89%           1/15/98    $      494,227      $      498,981     $       500,000


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

The Management Company

Merrill Lynch R&D Management Inc. (the "Management Company") performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement, dated as of October 15, 1984, between the Partnership and the
Management Company. As of March 16, 1998, the directors of the Management Company and the officers of the Management Company involved in the administrative and operational support of the Partnership are:

                                                                                                    Served in Present
Name and Age                                           Position Held                               Capacity Since

Kevin K. Albert (45)                                   Director                                    April 2, 1990
                                                       President                                   July 5, 1991


Robert F. Aufenanger (44)                              Director                                    April 2, 1990
                                                       Executive Vice President                    February 2, 1993

Michael E. Lurie (54)                                  Director                                    August 10, 1995
                                                       Vice President                              August 11, 1995

Diane T. Herte (37)                                    Treasurer                                   August 11, 1995
                                                       Vice President                              August 11, 1995

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

Such arrangements provide that the Sub-Manager, subject to the overall responsibility and control by the Management Company and the Partnership, will make all decisions regarding the Partnership's R&D Activities and investments and, among other things, structure, negotiate and monitor the status of the Partnership's joint ventures and portfolio limited partnerships and exercise the rights and fulfill the responsibilities of the Partnership under direct development contracts or joint ventures and exercise any rights the Partnership may have as a limited partner in portfolio limited partnerships. The Management Company continues to serve as the management company for the Partnership. Fees of the Sub-Manager are paid directly by the Management Company.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

As of March 16, 1998, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. In addition, no director or officer of the Management Company is known by the Partnership to be the beneficial owner of any Units.

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

                  Balance Sheets as of December 31, 1997 and 1996

                  Statements of Operations for the years ended December 31,
                    1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31,
                   1997, 1996 and 1995

                  Statements of Changes in Partners' Capital for the years ended
                     December 31, 1995, 1996 and 1997

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1998.


              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D CO., L.P.
              General Partner


By:           MERRILL LYNCH R&D MANAGEMENT INC.
              its General Partner


By:           /s/   Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of March 1998.


By:           /s/   Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer and Director)

By:           /s/   Diane T. Herte
              Diane T. Herte
              Vice President & Treasurer
              (Principal Financial and Accounting Officer)