Form 10-Q
period 1998-03-31
ML TECHNOLOGY VENTURES LP
filed 1998-05-14
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997

Statements of Operations for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1998 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                       March 31, 1998         December 31,
                                                                                         (Unaudited)                 1997
ASSETS

Cash and cash equivalents                                                            $       209,191          $        343,250
Investments
   U.S. Treasury Bills, at amortized cost                                                    598,672                   498,981
   Publicly traded securities, at market value (cost $1,125,000 as
     of March 31, 1998 and December 31, 1997)                                                992,062                   892,856
   Subordinated promissory note                                                              110,000                   110,000
Accounts receivable                                                                           34,914                    34,507
Other assets                                                                                       -                     4,576
                                                                                     ---------------          ----------------

TOTAL ASSETS                                                                         $     1,944,839          $      1,884,170
                                                                                     ===============          ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                     $        20,933          $         19,372
Due to Management Company                                                                     50,000                    50,000
                                                                                     ---------------          ----------------
   Total liabilities                                                                          70,933                    69,372
                                                                                     ---------------          ----------------

Partners' Capital:
General Partner                                                                              200,685                   204,695
Limited Partners (69,094 Units)                                                            1,806,159                 1,842,247
Unallocated net unrealized depreciation of investments                                      (132,938)                 (232,144)
                                                                                     ---------------          ----------------
   Total partners' capital                                                                 1,873,906                 1,814,798
                                                                                     ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $     1,944,839          $      1,884,170
                                                                                     ===============          ================


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,


                                                                                               1998                 1997
                                                                                          --------------       ---------

INCOME

   Royalty and licensing income                                                           $       34,914      $         37,187
   Other interest income                                                                           8,713                 1,097
                                                                                          --------------      ----------------
   Total income                                                                                   43,627                38,284
                                                                                          --------------      ----------------

EXPENSES

   Management fee                                                                                 50,000                50,000
   Professional fees                                                                              20,459                65,500
   Mailing and printing                                                                           13,166                11,694
   Miscellaneous                                                                                     100                 1,051
                                                                                          --------------      ----------------
   Total expenses                                                                                 83,725               128,245
                                                                                          --------------      ----------------

NET OPERATING LOSS                                                                               (40,098)              (89,961)
                                                                                          --------------      ----------------

Net realized gain from investments                                                                     -             9,617,506
                                                                                          --------------      ----------------

NET (LOSS) INCOME                                                                         $      (40,098)     $      9,527,545
                                                                                          ==============      ================

Net (loss) income per unit of limited partnership interest                                    $   (0.52)          $    136.51
                                                                                              =========           ===========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,

                                                                                                   1998               1997
                                                                                               -------------       -------
CASH FLOWS USED FOR OPERATING ACTIVITIES
   Interest and other income received                                                           $     46,408      $      35,527
   Other operating expenses paid                                                                     (82,164)          (119,147)
                                                                                                ------------      -------------
   Cash used for operating activities                                                                (35,756)           (83,620)
                                                                                                ------------      -------------


CASH FLOWS USED FOR INVESTING ACTIVITIES
   Net purchase of investments in U.S. Treasury Bills                                                (98,303)                 -
                                                                                                ------------      -------------
   Cash used for investing activities                                                                (98,303)                 -
                                                                                                ------------      -------------


Decrease in cash and cash equivalents                                                               (134,059)           (83,620)
Cash and cash equivalents at beginning of period                                                     343,250            218,215
                                                                                                ------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $    209,191      $     134,595
                                                                                                ============      =============


Reconciliation of net (loss) income to cash used for operating activities:
   Net (loss) income                                                                            $    (40,098)     $   9,527,545
                                                                                                ------------      -------------
   Adjustments to reconcile net (loss) income to cash used for operating activities:
     Net realized gain                                                                                     -         (9,617,506)
     (Increase) decrease in receivables and other assets                                               4,169            (12,636)
     Increase in payables, net                                                                         1,561             18,977
     (Increase) in accrued interest on U.S. Treasury Bills                                            (1,388)                 -
                                                                                                ------------      -------------
   Total adjustments                                                                                   4,342         (9,611,165)
                                                                                                ------------      -------------

Cash used for operating activities                                                              $    (35,756)     $     (83,620)
                                                                                                ============      =============



See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1998


                                                                                            Unallocated
                                                                                          Net Unrealized
                                                       General          Limited            Depreciation
                                                       Partner         Partners           of Investments            Total

Balance at beginning of period                     $    204,695    $      1,842,247       $     (232,144)     $      1,814,798

Allocation of net loss                                   (4,010)            (36,088)                   -               (40,098)

Change in net unrealized
depreciation of investments                                   -                   -               99,206                99,206
                                                   ------------    ----------------       --------------      ----------------

Balance at end of period                           $    200,685    $      1,806,159       $     (132,938)     $      1,873,906
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

5.       Investments in Equity Securities

As of March 31, 1998, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $992,062 as of March 31, 1998.

6.      Net Realized Gains or Losses from Investments

There were no realized gains or losses from portfolio investments for the quarter ended March 31, 1998. During the quarter ended March 31, 1997, the Partnership received 365,217 common shares of IDEC Pharmaceuticals Corporation from ML/MS Associates, L.P. and MLMS Cancer Research, Inc. and sold 207,438 of such shares for $5,456,077. These transactions resulted in a net realized gain for the quarter of $9,617,506.

7.       Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1998, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

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

As of March 31, 1998, the Partnership had $598,672 invested in U.S. Treasury bills with maturities of less than one year, and $209,191 in an interest-bearing cash account. The Partnership earned $8,713 of interest from its U.S. Treasury bill investments and cash balances for the quarter ended March 31, 1998. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in the Partnership's available cash balances.

It is anticipated that funds needed to cover future operating expenses primarily will be obtained from the Partnership's existing cash reserves, future royalty income, and proceeds from the sale of its remaining assets.

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

As was provided in the Partnership's prospectus delivered to Limited Partners in connection with their investment, and as disclosed in subsequent filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee payable by the Partnership from $698,624 to $200,000, commencing with the management fee payment due for the first quarter of 1996. As a result, the Partnership incurred a management fee of $50,000 for the three months ended March 31, 1998.

Results of Operations

For the three months ended March 31, 1998 and 1997, the Partnership had a net loss of $40,098 and net income $9,527,545, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended March 31, 1998 and 1997, the Partnership had a net operating loss of $40,098 and $89,961, respectively. The decrease in net operating loss for the 1998 period compared to the 1997 period was the result of a $44,520 decrease in operating expenses and a $5,343 increase in total income. The decline in operating expenses for the 1998 period compared to the 1997 period primarily resulted from a $45,041 decrease in professional fees. Such expenses have declined as the Partnership's operating activity has declined during its liquidation period. The increase in operating income primarily resulted from an increase in interest from short-term investments due to an increase in funds available for such investments during the 1998 period compared to the same period in 1997.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

For the three months ended March 31, 1998, the Partnership had no realized gains or losses from investments.

For the three months ended March 31, 1997, the Partnership had a net realized gain of $9,617,506 resulting from the receipt of 365,217 common shares of IDEC Pharmaceuticals Corporation and the subsequent sale of 207,438 of such shares in the public market.


Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

None

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



              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D Co., L.P.,
              its General Partner

By:           Merrill Lynch R&D Management Inc.,
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     Robert Aufenanger
              Robert Aufenanger
              Executive Vice President and Director


By:           /s/     Diane T. Herte
              Diane T. Herte
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         May 15, 1998