Form 10-Q
period 1998-06-30
ML TECHNOLOGY VENTURES LP
filed 1998-08-14
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
==============================================================================
===================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3213176
==============================================================================
===================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


     World  Financial  Center,   North  Tower  New  York,  New  York  10281-1326
==============================================================================
===================================================
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (212) 449-1000


Not applicable
==============================================================================
===================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1998 (Unaudited) and December 31, 1997

     Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)

     Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 (Unaudited)

     Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1998 (Unaudited)

Notes to Financial Statements (Unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                        June 30, 1998             December 31,
                                                                                         (Unaudited)           1997
ASSETS

Cash and cash equivalents                                                              $        153,413         $        343,250
Investments
   U.S. Treasury bills, at amortized cost                                                       595,177                  498,981
   Publicly traded securities, at market value (cost $1,125,000
     as of June 30, 1998 and December 31, 1997)                                               1,140,872                  892,856
   Subordinated promissory note                                                                 110,000                  110,000
Accounts receivable                                                                              29,783                   34,507
Other assets                                                                                          -                    4,576
                                                                                       ----------------         ----------------

TOTAL ASSETS                                                                           $      2,029,245         $      1,884,170
                                                                                       ================         ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                       $         16,986         $         19,372
Due to Management Company                                                                        50,000                   50,000
                                                                                       ----------------         ----------------
   Total liabilities                                                                             66,986                   69,372
                                                                                       ----------------         ----------------

Partners' Capital:
General Partner                                                                                 194,639                  204,695
Limited Partners (69,094 Units)                                                               1,751,748                1,842,247
Accumulated unallocated other comprehensive income (loss)
   - unrealized appreciation (depreciation) of investments                                       15,872                 (232,144)
                                                                                       ----------------         ----------------
   Total partners' capital                                                                    1,962,259                1,814,798
                                                                                       ----------------         ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $      2,029,245         $      1,884,170
                                                                                       ================         ================


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,

                                                                    1998             1997             1998             1997
                                                              ---------------     ------------  --------------     --------
INCOME

   Royalty and licensing income                               $      29,783   $        32,788   $      64,697   $         69,975
   Other interest income                                              8,678            48,785          17,391             49,882
                                                              -------------   ---------------   -------------   ----------------
   Total income                                                      38,461            81,573          82,088            119,857
                                                              -------------   ---------------   -------------   ----------------

EXPENSES

   Management fee                                                    50,000            50,000         100,000            100,000
   Professional fees                                                 33,983             4,206          54,442             69,706
   Mailing and printing                                              14,135             4,853          27,301             16,547
   Miscellaneous                                                        800               442             900              1,493
                                                              -------------   ---------------   -------------   ----------------
   Total expenses                                                    98,918            59,501         182,643            187,746
                                                              -------------   ---------------   -------------   ----------------

NET OPERATING (LOSS) INCOME                                         (60,457)           22,072        (100,555)           (67,889)
                                                              -------------   ---------------   -------------   ----------------

Net realized gain from investments                                        -         2,457,339               -         12,074,845
                                                              -------------   ---------------   -------------   ----------------

NET (LOSS) INCOME                                                (60,457)     2,479,411         (100,555)       12,006,956
                                                              ----------   ------------      -----------     -------------

OTHER COMPREHENSIVE INCOME
   Change in net unrealized appreciation
      of investments                                                148,810         1,873,596         248,016          1,689,140
                                                              -------------   ---------------   -------------   ----------------

COMPREHENSIVE  INCOME                                         $      88,353   $     4,353,007   $     147,461   $     13,696,096
                                                              =============   ===============   =============   ================


Net (loss) income per unit of limited partnership
   interest                                                      $    (.79)       $    32.30       $    (1.31)       $    167.74
                                                                 =========        ==========       ==========        ===========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,

                                                                                                  1998               1997
                                                                                             --------------     ---------
CASH FLOWS USED FOR OPERATING ACTIVITIES
     Interest and other income received                                                      $       89,904     $       117,278
     Other operating expenses paid                                                                 (185,029)           (211,072)
                                                                                             --------------     ---------------
     Cash used for operating activities                                                             (95,125)            (93,794)
                                                                                             --------------     ---------------

CASH FLOWS (USED FOR) PROVIDED FROM INVESTING
   ACTIVITIES
     Net purchase of investments in U.S. Treasury bills                                             (94,712)         (4,996,208)
     Proceeds from the sale of investments in equity securities                                           -           5,456,077
                                                                                             --------------     ---------------
     Cash (used for) provided from investing activities                                             (94,712)            459,869
                                                                                             --------------     ---------------

(Decrease) increase in cash and cash equivalents                                                   (189,837)            366,075
Cash and cash equivalents at beginning of period                                                    343,250             218,215
                                                                                             --------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      153,413     $       584,290
                                                                                             ==============     ===============



Reconciliation of net (loss) income to cash used for operating activities:
   Net (loss) income                                                                         $     (100,555)    $    12,006,956
                                                                                             --------------     ---------------
   Adjustments to reconcile net (loss) income to cash used for operating activities:
       Net realized gain                                                                                  -         (12,074,845)
       Decrease (increase) in receivables and other assets                                            9,300             (14,001)
       Decrease in payables                                                                          (2,386)            (11,904)
       Increase in accrued interest on U.S. Treasury bills                                           (1,484)                  -
                                                                                             --------------     ---------------
   Total adjustments                                                                                  5,430         (12,100,750)
                                                                                             --------------     ---------------

Cash used for operating activities                                                           $      (95,125)    $       (93,794)
                                                                                             ==============     ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1998



                                                                                            Accumulated
                                                                                            Unallocated
                                                                                               Other
                                                       General          Limited           Comprehensive
                                                       Partner         Partners            Income (Loss)            Total

Balance at beginning of period                     $    204,695    $      1,842,247       $     (232,144)     $      1,814,798

Allocation of net loss                                  (10,056)            (90,499)                                  (100,555)

Change in other comprehensive income
   -unrealized appreciation (depreciation)
     of investments                                           -                   -              248,016               248,016
                                                   ------------    ----------------       --------------      ----------------

Balance at end of period                           $    194,639    $      1,751,748       $       15,872      $      1,962,259
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

Valuation of Investments - In accordance with Statement of Financial Accounting Standard No. 115, investments in available-for-sale securities (publicly traded securities) are accounted for at market value based on the closing public market price on the last day of the quarter. The related unrealized appreciation or depreciation of such securities is included in other comprehensive income (loss) and reflected as a separate component of Partners' capital. Non-publicly traded securities are accounted for at cost. The cost of an investment is written down to its fair value when the investment is determined to be other than temporarily impaired.

Comprehensive Income - In accordance with Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income", the statements of operations include an amount for other comprehensive income. Other comprehensive income consists of revenues, expenses, gains and losses that have affected partners' capital but which are excluded from net income (loss). Other comprehensive income in the accompanying statements of operations resulted from a net unrealized gain on investments on equity securities. Accumulated other comprehensive income (loss) in the accompanying balance sheets reflects the cumulative net unrealized appreciation (depreciation) of investments in equity securities. The balance sheet as of December 31, 1997 and the statements of operations for the three and six months ended June 30, 1997 include certain reclassifications to reflect such adoption of SFAS No. 130. ML TECHNOLOGY VENTURES, L.P. NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

5.       Investments in Equity Securities

As of June 30, 1998, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $1,140,872 as of June 30, 1998.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

6.      Net Realized Gains or Losses from Investments

There were no realized gains or losses from portfolio investments for the six months ended June 30, 1998. During the six months ended June 30, 1997, the Partnership realized a gain of $12,074,845 from the receipt of 501,096 common shares of IDEC Pharmaceuticals Corporation and the subsequent sale of 340,610 of such shares.

7.       Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1998, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

From 1985 to 1991, the Partnership funded $59.6 million of research and development commitments to 16 individual research and development ventures (the "R&D Ventures"). This amount represents 95% of the original $62.5 million of net proceeds to the Partnership. The Partnership has funded all of its research and development commitments and will not enter into new R&D Ventures in the future.

As of June 30, 1998, the Partnership had $595,177 invested in U.S. Treasury bills with maturities of less than one year, and $153,413 in an interest bearing cash account. For the three and six months ended June 30, 1998, the Partnership earned interest from its U.S. Treasury bills and interest bearing cash account of $8,678 and $17,391, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts available for investment.

It is anticipated that funds needed to cover future operating expenses primarily will be obtained from the Partnership's existing cash reserves, future royalty income, and proceeds from the sale of its remaining assets.

The Partnership is working toward a final liquidation of its remaining assets and termination of the Partnership by the end of calendar year 1998, if possible. The Partnership's Photon Technology International, Inc. equity holdings and promissory note and the Gen-Probe II royalties are its only remaining assets. The timing of the liquidation of the Partnership's assets and its termination is contingent upon, among other things, market conditions and securities laws restrictions and no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate its assets and terminate in such time frame.

As was provided in the Partnership's prospectus delivered to Limited Partners in connection with their investment, and as disclosed in subsequent filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee payable by the Partnership from $698,624 to $200,000, commencing with the management fee payment due for the first quarter of 1996. As a result, the Partnership incurred a management fee of $100,000 for the six months ended June 30, 1998.

Results of Operations

For the three and six months ended June 30, 1998, the Partnership had a net loss of $60,457 and $100,555, respectively, as compared to net income of $2,479,411 and $12,006,956 for the three and six months ended June 30, 1997, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended June 30, 1998 and 1997, the Partnership had a net operating loss of $60,457 and net operating income of $22,072, respectively. Operating income declined $43,112 and operating expenses increased $39,417 for the three months ended June 30, 1998 compared to the same period in 1997. The decline in operating income primarily was attributable to a decrease in other interest income which resulted from a decrease in funds available for investment in short-term securities during the 1998 period compared to the same period in 1997. The increase in operating expenses for the three months ended June 30, 1998 compared to the same period in 1997, primarily was attributable to an increase in professional fees and mailing and printing expenses. The $29,777 increase in professional fees primarily resulted from adjustments to current and prior period accruals. The $9,282 increase in mailing and printing expenses primarily resulted from increased mailings to Limited Partners and a general increase in mailing and printing charges during the three months ended June 30,1998.

For the six months ended June 30, 1998 and 1997, the Partnership had a net operating loss of $100,555 and $67,889, respectively. The increase in net operating loss for the 1998 period compared to the 1997 period primarily resulted from a $37,769 decrease in operating income. The decline in operating income primarily was attributable to a decrease in other interest income which resulted primarily from a decrease in funds available for investment in short-term securities during the 1998 period compared to the same period in 1997.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

For the six months ended June 30, 1998, the Partnership had no realized gains or losses from investments.

For the three and six months ended June 30, 1997, the Partnership had a net realized gain of $2,457,339 and $12,074,845, respectively. These gains resulted from the receipt of 365,217 common shares of IDEC Pharmaceuticals Corporation and the subsequent sale of 207,438 of such shares during the three months ended March 31, 1997 and the receipt of an additional 135,879 IDEC shares and subsequent sale of an additional 133,172 of such shares during the three months ended June 30, 1997.

Other Comprehensive Income - The Partnership has adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income, which consists of revenues, expenses, gains and losses that have affected partners' capital but are excluded from net income (loss). The Partnership's other comprehensive income (loss) consists of changes to unrealized appreciation of its investments in equity securities. For the three and six months ended June 30, 1998, the
Partnership's other comprehensive income was $148,810 and $248,016, respectively. Such amounts represent the increase in unrealized appreciation of the Partnership's investment in Photon Technology International, Inc. for the respective periods. For the three and six months ended June 30, 1997, the Partnership's other comprehensive income was $1,873,596 and $1,689,140, respectively. Such amounts represent the net increase in unrealized appreciation of the Partnership's investments in IDEC Pharmaceuticals Corporation and Photon Technology for the respective periods.

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



Date:         August 14, 1998