Form 10-Q
period 1998-09-30
ML TECHNOLOGY VENTURES LP
filed 1998-11-13
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

Or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3213176
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


World Financial Center, North Tower
New York, New York                                                    10281-1326
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (212) 449-1000


Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes                 X                No

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997

Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                     September 30,
                                                                                            1998               December 31,
                                                                                         (Unaudited)           1997
ASSETS

Cash and cash equivalents                                                              $        130,936         $        343,250
Investments
   U.S. Treasury bills, at amortized cost                                                       595,360                  498,981
   Publicly traded securities, at market value (cost $1,125,000
     as of September 30, 1998 and December 31, 1997)                                            694,443                  892,856
   Subordinated promissory note                                                                 110,000                  110,000
Accounts receivable                                                                              32,555                   34,507
Other assets                                                                                          -                    4,576
                                                                                       ----------------         ----------------

TOTAL ASSETS                                                                           $      1,563,294         $      1,884,170
                                                                                       ================         ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                       $         21,241         $         19,372
Due to Management Company                                                                        50,000                   50,000
                                                                                       ----------------         ----------------
   Total liabilities                                                                             71,241                   69,372
                                                                                       ----------------         ----------------

Partners' Capital:
General Partner                                                                                 192,261                  204,695
Limited Partners (69,094 Units)                                                               1,730,349                1,842,247
Accumulated unallocated other comprehensive loss
   - unrealized depreciation of investments                                                    (430,557)                (232,144)
                                                                                       ----------------         ----------------
   Total partners' capital                                                                    1,492,053                1,814,798
                                                                                       ----------------         ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $      1,563,294         $      1,884,170
                                                                                       ================         ================


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                     September 30,

                                                                    1998             1997             1998             1997
                                                              ---------------     ------------  --------------     -------------
INCOME

   Royalty and licensing income                               $      32,555   $        28,043   $      97,252   $         98,018
   Other interest income                                              8,361            65,923          25,752            115,805
                                                              -------------   ---------------   -------------   ----------------
   Total income                                                      40,916            93,966         123,004            213,823
                                                              -------------   ---------------   -------------   ----------------

EXPENSES

   Management fee                                                    50,000            50,000         150,000            150,000
   Professional fees                                                  1,832            10,542          56,274             80,248
   Mailing and printing                                              12,704             9,168          40,005             25,715
   Miscellaneous                                                        157               332           1,057              1,825
                                                              -------------   ---------------   -------------   ----------------
   Total expenses                                                    64,693            70,042         247,336            257,788
                                                              -------------   ---------------   -------------   ----------------

NET OPERATING (LOSS) INCOME                                         (23,777)           23,924        (124,332)           (43,965)
                                                              -------------   ---------------   -------------   ----------------

Realized gain from investments in equity securities                       -         1,109,431               -         13,184,276
                                                              -------------   ---------------   -------------   ----------------

NET (LOSS) INCOME                                                   (23,777)        1,133,355        (124,332)        13,140,311
                                                              -------------   ---------------   -------------   ----------------

OTHER COMPREHENSIVE (LOSS) INCOME
   Change in unrealized depreciation of
      investments                                                  (446,429)       (1,391,522)       (198,413)           297,618
                                                              -------------   ---------------   -------------   ----------------

COMPREHENSIVE (LOSS) INCOME                                   $    (470,206)  $      (258,167)  $    (322,745)  $     13,437,929
                                                              =============   ===============   =============   ================


Net (loss) income per unit of limited partnership
   interest                                                      $    (.31)       $    14.76       $    (1.62)       $    180.62
                                                                 =========        ==========       ==========        ===========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,

                                                                                                  1998               1997
                                                                                             --------------     ---------------
CASH FLOWS USED FOR OPERATING ACTIVITIES
     Interest and other income received                                                      $      131,566     $      168,263
     Other operating expenses paid                                                                 (245,467)           (312,543)
                                                                                             --------------   -----------------
     Cash used for operating activities                                                            (113,901)           (144,280)
                                                                                             --------------   -----------------

CASH FLOWS (USED FOR) PROVIDED FROM INVESTING
   ACTIVITIES
     Purchase of equity investments                                                                       -             (46,131)
     Net purchase of investments in U.S. Treasury bills                                             (98,413)         (7,425,625)
     Repayment of subordinated promissory note                                                            -              20,000
     Proceeds from the sale of investments in equity securities                                           -          13,270,047
                                                                                             --------------   -----------------
     Cash (used for) provided from investing activities                                             (98,413)          5,818,291
                                                                                             --------------   -----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
   Cash distributions:
     General Partner                                                                                      -             (52,344)
     Limited Partners                                                                                     -          (5,182,050)
                                                                                             --------------   -----------------
     Cash used for financing activities                                                                   -          (5,234,394)
                                                                                             --------------   -----------------

(Decrease) increase in cash and cash equivalents                                                   (212,314)            439,617
Cash and cash equivalents at beginning of period                                                    343,250             218,215
                                                                                             --------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      130,936     $       657,832
                                                                                             ==============     ===============



Reconciliation of net (loss) income to cash used for operating activities:
   Net (loss) income                                                                         $     (124,332)   $     13,140,311
                                                                                             --------------    ----------------
   Adjustments to reconcile net (loss) income to cash used for operating activities:
       Net realized gain from sale of investments in equity securities                                    -         (13,184,276)
       Decrease (increase) in receivables and other assets                                            6,528             (57,632)
       Increase (decrease) in payables                                                                1,869             (42,683)
       Decrease in accrued interest on U.S. Treasury bills                                            2,034                   -
                                                                                             --------------   -----------------
   Total adjustments                                                                                 10,431         (13,284,591)
                                                                                             --------------   -----------------

Cash used for operating activities                                                           $     (113,901)   $      (144,280)
                                                                                             ==============    ==================


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1998



                                                                                            Accumulated
                                                                                            Unallocated
                                                                                               Other
                                                       General          Limited           Comprehensive
                                                       Partner         Partners                Loss                 Total

Balance at beginning of period                     $    204,695    $      1,842,247       $     (232,144)     $      1,814,798

Allocation of net loss                                  (12,434)           (111,898)                                  (124,332)

Change in other comprehensive loss
   -unrealized depreciation of investments                    -                   -             (198,413)             (198,413)
                                                   ------------    ----------------       --------------      ----------------

Balance at end of period                           $    192,261    $      1,730,349    $        (430,557)     $      1,492,053
                                                   ============    ================    =================      ================


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

The Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005. However, the General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns.

2.       Significant Accounting Policies

Research and Development Costs - In prior periods, the Partnership incurred costs in connection with its research and development ventures, including patent application costs, which were expensed in the period incurred. Research and development expenses were shown net of value received for the granting of options to purchase technology being developed.

Valuation of Investments - In accordance with Statement of Financial Accounting Standard (SFAS) No. 115, investments in available-for-sale securities (publicly traded securities) are accounted for at market value based on the closing public market price on the last day of the quarter. The related unrealized appreciation or depreciation of such securities is included in other comprehensive income
(loss) and reflected as a separate component of Partners' capital. Non-publicly traded securities are accounted for at cost. The cost of an investment is written down to its fair value when the investment is determined to be other than temporarily impaired.

Comprehensive Income (Loss) - In accordance with SFAS No. 130, "Reporting Comprehensive Income", the statements of operations include an amount for other comprehensive income (loss). Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' capital but which are excluded from net income (loss). Other comprehensive income (loss) in the accompanying statements of operations resulted from a net unrealized gain
(loss) on investments in equity securities. Accumulated other comprehensive income (loss) in the accompanying balance sheets reflects the cumulative net unrealized appreciation (depreciation) of investments in equity securities. The balance sheet as of December 31, 1997

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

and the statements of operations for the three and nine months ended September 30, 1997 include certain reclassifications to reflect adoption of SFAS No. 130.

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

4.       Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company received a management fee at an annual rate of 2% of the aggregate capital contributions to the Partnership for its first four years of operations and 1% of the aggregate capital contributions thereafter, through December 31, 1995. Effective March 31, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership to $200,000 per annum. The management fee is payable quarterly in arrears.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.       Investments in Equity Securities

As of September 30, 1998, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000 and a market value of $694,443.

6.      Net Realized Gains or Losses from Investments

The Partnership had no realized gains or losses during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Partnership realized a gain of $13,184,276 from the receipt and subsequent sale of 501,096 common shares of IDEC Pharmaceuticals Corporation.

7.       Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1998, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

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

As of September 30, 1998, the Partnership had $595,360 invested in U.S. Treasury bills with maturities of less than one year, and $130,140 in an interest bearing cash account. For the three and nine months ended September 30, 1998, the Partnership earned interest from its U.S. Treasury bills and interest bearing cash account of $8,361 and $25,752, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts available for investment.

It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, future royalty income, and proceeds from the sale of its remaining assets.

The General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns. The Partnership's Photon Technology International, Inc. equity holdings and promissory note and the Gen-Probe II royalties are its only remaining non-cash assets.

As was provided in the Partnership's prospectus delivered to Limited Partners in connection with their investment, and as disclosed in subsequent filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee payable by the Partnership from $698,624 to $200,000, commencing with the 1996 management fee. As a result, the Partnership incurred a management fee of $150,000 for the nine months ended September 30, 1998.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership had a net loss of $23,777 and $124,332, respectively, as compared to net income of $1,133,355 and $13,140,311 for the three and nine months ended September 30, 1997, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended September 30, 1998, the Partnership had a net operating loss of $23,777 compared to net operating income of $23,924 for the three months ended September 30, 1997. Operating income declined $53,050 and operating expenses declined $5,349 for the three months ended September 30, 1998 compared to the same period in 1997. The decline in operating income primarily was attributable to a decrease in other interest income, which resulted from a decrease in funds available for investment in short-term securities during the 1998 period compared to the same period in 1997. The decrease in funds available for investments in short-term securities was attributable to the cash distributions to Partners of $5.2 million in July 1997 and $7.3 million in October 1997. The decrease in operating expenses for the three months ended September 30, 1998 compared to the same period in 1997, primarily was attributable to a decrease in professional fees which was partially offset by an increase in mailing and printing expenses. The $8,710 decrease in professional fees reflects the Partnership's declining operating activity during its liquidation period. The $3,536 increase in mailing and printing expenses primarily resulted from increased mailings to Limited Partners and a general increase in mailing and printing fees during the three months ended September 30, 1998.

For the nine months ended September 30, 1998 and 1997, the Partnership had a net operating loss of $124,332 and $43,965, respectively. The increase in net operating loss for the 1998 period compared to the 1997 period primarily resulted from a $90,819 decrease in operating income. The decline in operating income primarily was attributable to a decrease in other interest income, which resulted primarily from a decrease in funds available for investment in short-term securities during the 1998 period compared to the same period in 1997, as discussed above. Operating expenses declined by $10,452 for the nine month period ended September 30, 1998, compared to the same period in 1997. As discussed above, such reduced expenses primarily resulted from reduced professional fees which were partially offset by increased mailing and printing expenses.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

For the nine months ended September 30, 1998, the Partnership had no realized gains or losses.

For the three and nine months ended September 30, 1997, the Partnership had a net realized gain of $1,109,431 and $13,184,276, respectively. These gains resulted from the receipt of 501,096 common shares of IDEC Pharmaceuticals Corporation and the subsequent sale of all such shares during the three and nine months ended September 30, 1997.

Other Comprehensive Income (Loss) - The Partnership has adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income (loss), which consists of revenues, expenses, gains and losses that have affected partners' capital but are excluded from net income (loss). The Partnership's other comprehensive income (loss) consists of changes to unrealized appreciation (depreciation) of its investments in equity securities. For the three and nine months ended September 30, 1998, the Partnership's other comprehensive loss was $446,429 and $198,413, respectively. Such amounts represent the change in unrealized depreciation of the Partnership's investment in Photon Technology International, Inc. for the respective periods.

For the three months ended September 30, 1997, the Partnership had other comprehensive loss of $1,391,522 and for the nine months ended September 30, 1997, had other comprehensive income of $297,618. Such amounts represent the change in the unrealized appreciation or depreciation of the Partnership's equity securities for the respective periods.

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



Date:         November 13, 1998