Form 10-K
period 1998-12-31
ML TECHNOLOGY VENTURES LP
filed 1999-04-01
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3213176
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower
New York, New York                                                   10281-1326
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
         None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

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

                                     PART I

Item 1.       Business.

Formation

ML Technology Ventures, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership formed on April 23, 1984. ML R&D Co., L.P., the general partner of the Partnership (the "General Partner"), is a Delaware limited partnership also formed on April 23, 1984. Merrill Lynch R&D Management Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc., is the general partner of ML R&D Co., L.P. DLJ Capital Management Corporation (the "Sub-Manager"), an indirect subsidiary of Donaldson, Lufkin & Jenrette, Inc., is the sub-manager for the Partnership, pursuant to a sub-management agreement dated May 23, 1991, among the Partnership, the General Partner, the Management Company and the Sub-Manager.

In 1985, the Partnership publicly offered, through Merrill Lynch, Pierce, Fenner & Smith Incorporated, 100,000 units of limited partnership interest ("Units") at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-1 (File No. 2-91941) which was declared effective on March 11, 1985. On August 28, 1985, the offering of the Units was completed. A total of 69,094 Units were sold and the General Partner admitted the additional limited partners (the "Limited Partners") to the Partnership. The total capital contributed to the Partnership by the Limited Partners is $69,094,000. Additionally, the General Partner contributed $768,488, representing 1.1% of the total capital contributed to the Partnership.

The objective of the Partnership has been to achieve cash flow from the commercialization of a broad range of technologies developed and owned by, or on behalf of, the Partnership. The Partnership has been engaged in research and development ventures ("R&D Ventures") for the development of new technology through contracts, joint ventures and participation in other partnerships.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical, consistent with the goal of maximizing returns. In addition to the liquid assets held as of December 31, 1998, the Partnership also holds 396,825 common shares of Photon Technology International Inc. and a promissory note due from Photon Technology with a face value of $110,000. As described below, the Partnership is party to active royalty agreements in connection with its R&D Ventures with Gen Probe, Inc. and Bolt Beranek and
Newman, Inc. The timing of the liquidation of these remaining assets is contingent upon, among other things, market conditions and securities laws restrictions. Therefore, although it is anticipated that the Partnership will terminate during calendar year 1999, no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate the remaining assets in such time frame.

Research and Development Activities

Since its inception, the Partnership entered into 16 R&D Ventures with 14 companies, thereby funding research and development commitments of approximately $60 million. The Partnership completed the funding of such research and development commitments during 1991 and will not enter into any new R&D Ventures.

As of December 31, 1998, the Partnership had terminated its activities or sold its proprietary technology or joint venture interest in all of its 16 R&D
Ventures. In exchange for each such sale or termination, the Partnership received cash and/or equity securities of the acquiring company, resulting in cash distributions to partners.

While the Partnership's R&D Ventures were active, the General Partner's and Sub-Manager's principal focus was managing the progress of such ventures and monitoring the related royalty arrangements. As of December 31, 1998, the General Partner and the Sub-Manager are primarily focused on monitoring the Partnership's remaining assets comprised of two active royalty agreements with development companies associated with two of the original R&D Ventures. The two active royalty agreements are its second R&D Venture with Gen-Probe Inc. ("Gen-Probe") and Bolt Beranek and Newman, Inc. ("BBN"). Both of these companies have commercialized the technology developed through their respective R&D Venture with the Partnership. During 1998, the Partnership received royalties totaling $127,269 from Gen-Probe and received no payments from BBN.

The development companies of each of the Partnership's 16 R&D Ventures were U.S. companies, the majority of which were publicly-held at the time the R&D Venture was formed. No single R&D Venture involved a commitment of more than 12.5% of the Partnership's total contributed capital. The Partnership closely monitored the research and development activities related to its R&D Ventures and negotiated and arranged for modifications of research, budgets and other terms of its R&D Venture contracts, where appropriate. Each R&D Venture contract provided for regular monitoring by the Partnership of the results from research and development activities and subsequent commercial sales activities. The Partnership relies on the technical and business expertise of the officers and employees of the Sub-Manager for the continued monitoring and management of the Partnership's royalty agreements, portfolio investments and remaining assets.

Seasonality

There  are  no  seasonal  trends  which  affect  the   Partnership's   remaining
activities.

Competition

The information set forth under the heading "Substantial Competition, Technical Advances of Others and Technological Obsolescence" of the section of the Prospectus entitled "Risk and Other Important Factors" on pages 12 and 13 of the Prospectus is incorporated herein by reference. As mentioned above, the Partnership will not enter into any new R&D Ventures.

Employees

The Partnership has no employees. The Partnership Agreement provides that the General Partner manages and controls the Partnership's R&D Ventures and investment activities. The Sub-Manager, subject to the supervision of the Management Company, provides the management services in connection with the Partnership's R&D Ventures and investment activities under a sub-management agreement. The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership and is responsible for managing the Partnership's short-term investments in U.S. Government securities.

Item 2.       Properties.

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.

The Partnership is not a party to any pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the caption "Transferability of Units" on pages 50 and 51 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. There were approximately 6,209 Unit holders as of March 16, 1999.

Merrill Lynch has implemented guidelines pursuant to which it reports estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. Such estimated values will be provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (i) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements, and on (ii) the prior March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. The estimated values provided by the independent services are not market values and Unit holders may not be able to sell their Units or realize the amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value upon the liquidation of the Registrant.

The Partnership makes cash distributions to its partners, as soon as practicable, after proceeds are received. There were no cash distributions paid to partners during the year ended December 31, 1998. Cash distributions paid to partners during the three years ended December 31, 1998 and cumulative cash distributions paid from inception to December 31, 1998 are set forth in the following table:

                                                    General              Limited               Per
Distribution Date                                   Partner             Partners           $1,000 Unit
-----------------                                -------------     ----------------      -------------

Cumulative as of December 31, 1995               $     590,969     $     53,133,286           $     769
January 19, 1996                                        42,267            3,800,170                  55
July 23, 1996                                           38,424            3,454,700                  50
July 8, 1997                                            52,344            5,182,050                  75
October 17, 1997                                       420,662            6,909,400                 100
                                                 -------------     ----------------           ---------
Cumulative as of December 31, 1998               $   1,144,666     $     72,479,606           $   1,049
                                                 =============     ================           =========

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                            1998          1997            1996           1995           1994
                                                         ---------     -----------    -----------    -----------     ----------

Net (loss) income                                        $   (140)     $    13,153    $       206    $     1,374     $      222
Royalty and licensing income                                   127             133            138             762         1,300

Net realized gain from research and
   development ventures                                          -               -            619           1,321           335

Net realized gain (loss) from
   investments                                                   -          13,184           (324)           (317)         (952)

Total assets                                                 1,300           1,884          1,842           8,974         7,943

Cash distributions paid                                          -          12,564          7,336               -         3,493

Cumulative cash distributions paid                          73,624          73,624         61,060          53,724        53,724


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Net (loss) income                                        $      (2)    $       181    $         3    $         20    $        3

Net realized gain from research
   and development ventures                                      -               -              9              19             5

Net realized gain (loss) from
   investments                                                   -             181             (5)             (5)          (14)

Cash distributions paid                                          -             175            105               -            50

Cumulative cash distributions paid                           1,049           1,049            874             769           769


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

From 1985 to 1991, the Partnership funded $59.6 million of research and development commitments to 16 individual research and development ventures (R&D Ventures). This amount represents 95% of the original $62.5 million of net capital contributed to the Partnership. The Partnership has no remaining research and development commitments and will not enter into new R&D Ventures in the future.

As of December 31, 1998, the Partnership had $595,856 invested in U.S. Government securities, with maturities of less than one year, and also held $105,543 in an interest-bearing cash account. For the years ended December 31, 1998, 1997 and 1996, the Partnership earned interest from its U.S. Government securities and an interest-bearing cash account totaling $33,520, $140,562 and $79,178, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts available for investment.

It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, future royalty income, and proceeds from the sale of its remaining assets.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership, as soon as practical consistent with the goal of maximizing returns. In addition to the liquid assets held as of December 31, 1998, the Partnership also holds 396,825 common shares of Photon Technology International Inc. and a promissory note due from Photon Technology with a face value of $110,000. As described below, the Partnership is party to active royalty agreements in connection with its R&D Ventures with Gen Probe, Inc. and Bolt Beranek and Newman, Inc. The timing of the liquidation of these remaining assets is contingent upon, among other things, market conditions and securities laws restrictions. Therefore, although it is anticipated that the Partnership will terminate during calendar year 1999, no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate the remaining assets in such time frame.

As was provided in the Partnership's prospectus, the Partnership is obligated to pay, and has paid, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee from $698,624 to $200,000, commencing with the management fee for the first calendar quarter of 1996. As a result, the Partnership incurred management fees of $200,000 for the calendar years ended December 31, 1998, 1997 and 1996.

There were no cash distributions paid to partners during the year ended December 31, 1998. Cumulative cash distributions paid to partners from inception to December 31, 1998 total $73,624,272. Limited partners have received $72,479,606, or $1,049 per $1,000 Unit, and the General Partner has received $1,144,666.

Results of Operations

For the year ended December 31, 1998, the Partnership had a net loss of $139,887, as compared to net income of $13,152,922 and $206,248 for the years ended December 31, 1997 and 1996, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the years ended December 31, 1998, 1997 and 1996, the Partnership had a net operating loss of $139,887, $31,354 and $88,902, respectively.

The increase in net operating loss for 1998 period compared to 1997 primarily was due to a $112,493 decrease in operating income. The decline in operating income primarily was attributable to a decrease in other interest income, which resulted from a decrease in funds available for investment in U.S. government securities during the 1998 period compared to the same period in 1997. Operating expenses declined slightly, by $3,960 during 1998 as compared to 1997. Such reduced expenses primarily resulted from reduced professional fees which were partially offset by increased mailing and printing expenses. The $16,775 decrease in professional fees reflects the Partnership's declining operating activity. The $13,674 increase in mailing and printing expense primarily resulted from increased mailings to limited partners and a general increase in mailing and printing fees during 1998.

The lower net operating loss for 1997 compared to 1996 primarily was due to a $51,108 decline in operating expenses. The decrease in operating expenses for the 1997 period compared to the 1996 period primarily resulted from reduced professional fees and mailing and printing expenses. Such expenses have declined as the Partnership's operating activity has declined. Operating income increased slightly by $6,440 during 1997 as compared to 1996. Such increased income primarily resulted from an increase in interest from U.S. Government securities due to an increase in funds available for such investments during the 1997 period compared to the same period in 1996. The increase in amounts invested in U.S. government securities during the 1997 period resulted primarily from proceeds received by the Partnership from the sale of IDEC Pharmaceuticals Corporation ("IDEC") during 1997, as discussed below. Generally, such proceeds are invested in U.S. government securities until such funds are distributed to Partners or used for operations.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

The Partnership had no realized gains or losses for the year ended December 31, 1998.

For the year ended December 31, 1997, the Partnership had a net realized gain of $13,184,276. In March 1997 and in May 1997, the Partnership received 365,217 and 135,879 common shares of IDEC, respectively, from ML/MS Associates, L.P. and its general partner, MLMS Cancer Research, Inc. ("MLMS"), representing the final liquidating distribution from MLMS. The Partnership sold all of its IDEC shares during the year ended December 31, 1997. The receipt and subsequent sale of the Partnership's IDEC shares resulted in a return of $13,318,234 and a realized gain of $13,184,276 for the year ended December 31, 1997.

For the year ended December 31, 1996, the Partnership had a net realized gain of $295,150. During 1996, the Partnership received the final $2,350,284 installment payment due from United AgriSeeds, resulting in the recognition of a $618,843 realized gain. Partially offsetting this gain was the sale of the Partnership's remaining common shares of Ecogen, Inc. for $321,888, resulting in a realized loss of $323,693. Other Comprehensive Income (Loss) - The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income (loss), which consists of revenues, expenses, gains and losses that have affected partners' capital but are excluded from net income
(loss). The Partnership's other comprehensive income (loss) consists of changes to unrealized appreciation (depreciation) of its investments in equity securities. For the year ended December 31, 1998, the Partnership's other comprehensive loss was $434,026. Such amount represents the change in unrealized depreciation of the Partnership's investment in Photon for 1998. For the years ended December 31, 1997 and 1996, the Partnership had other comprehensive (loss) income of ($496,032) and $624,674, respectively. Such amounts represent the change in the unrealized appreciation (depreciation) of the Partnership's equity securities for the respective periods.

Year 2000 Issue - The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the Partnership's operations is currently being assessed.

The Management Company is responsible to provide or arrange for the provision of administrative services necessary to support the Partnership's operations. The Management Company has arranged for Palmeri Fund Administrators, Inc. (the "Administrator") to provide certain administrative and accounting services for the Partnership, including maintenance of the books and records of the Partnership, maintenance of the limited partner database, issuance of financial reports and tax information to limited partners and processing distribution payments to limited partners. Fees charged by the Administrator are paid directly by the Management Company.

The Administrator is currently assessing its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K problems, the Administrator has contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any Y2K concerns. This review and evaluation is in process and is expected to be completed by May 1999. If Y2K problems are identified, the Administrator will purchase, install and test the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant. This correction phase, if required, is expected to be completed by September 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Management Company with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner.

Since the Partnership does not own any equipment and all of its administrative needs are provided by the Management Company, any costs relating to the investigation and correction of potential Y2K problems affecting the Partnership's operations will be incurred by the Administrator, the Management Company or the outside service providers. Therefore, the Management Company and the General Partner do not expect the Partnership to incur any costs relating to the investigation or correction of Y2K concerns.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risk arising from changes in the value of its equity investments, interest-bearing cash equivalents and investments in U.S. Treasury Bills, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership at the end of the accounting period.

The Partnership's 396,825 common shares of Photon Technology International, Inc. was the only equity investment held as of December 31, 1998. The per share market price of this security was $1.15625 as of December 31, 1998 and the fair value of the Partnership's holdings was $458,830. An assumed 10% decline from the December 31, 1998 market price of this security would result in a reduction to the fair value of the Partnership's holdings in Photon Technology and an unrealized loss of $45,883.

Market  risk  on  the  Partnership's   interest-bearing   cash  equivalents  and
investments in U.S. Treasury Bills is considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.


                          ML TECHNOLOGY VENTURES, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1998 and 1997

Statements of Operations for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1997 and 1998

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Technology Ventures, L.P.:

We have audited the accompanying balance sheets of ML Technology Ventures, L.P. as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Technology Ventures, L.P. as of December 31, 1998 and 1997, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York
February 22, 1999

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1998                1997
                                                                                            --------------      ---------------

ASSETS

Cash and cash equivalents                                                                   $      105,543      $       343,250
Investments
   U.S. Government securities, at amortized cost                                                   595,856              498,981
   Publicly traded securities, at market value (cost $1,125,000 as of
     December 31, 1998 and 1997)                                                                   458,830              892,856
   Subordinated promissory note                                                                    110,000              110,000
Accounts receivable                                                                                 30,017               34,507
Other assets                                                                                             -                4,576
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $    1,300,246      $     1,884,170
                                                                                            ==============      ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued liabilities                                                    $        9,361      $        19,372
Due to Management Company                                                                           50,000               50,000
                                                                                            --------------      ---------------

   Total liabilities                                                                                59,361               69,372
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                    190,706              204,695
Limited Partners (69,094 Units)                                                                  1,716,349            1,842,247
Accumulated unallocated other comprehensive loss
   - unrealized depreciation of investments                                                       (666,170)            (232,144)
                                                                                            --------------      ---------------
Total partners' capital                                                                          1,240,885            1,814,798
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    1,300,246      $     1,884,170
                                                                                            ==============      ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                1998             1997                1996
                                                                          --------------     --------------    ---------------

INCOME

   Royalty and licensing income                                          $       127,269    $       132,720    $       137,948
   Interest on accounts receivable                                                     -                  -             49,716
   Other interest income                                                          33,520            140,562             79,178
                                                                         ---------------    ---------------    ---------------
   Total operating income                                                        160,789            273,282            266,842
                                                                         ---------------    ---------------    ---------------

EXPENSES

   Management fee                                                                200,000            200,000            200,000
   Professional fees                                                              58,226             75,001            116,302
   Mailing and printing                                                           41,321             27,647             38,162
   Miscellaneous                                                                   1,129              1,988              1,280
                                                                         ---------------    ---------------    ---------------
   Total operating expenses                                                      300,676            304,636            355,744
                                                                         ---------------    ---------------    ---------------

NET OPERATING LOSS                                                              (139,887)           (31,354)           (88,902)
                                                                         ---------------    ---------------    ---------------

Net realized gain from research and development ventures                               -                  -            618,843

Net realized gain (loss) from investments                                              -         13,184,276           (323,693)
                                                                         ---------------    ---------------    ---------------

NET REALIZED GAIN                                                                      -         13,184,276            295,150
                                                                         ---------------    ---------------    ---------------

NET (LOSS) INCOME                                                        $      (139,887)   $    13,152,922    $       206,248
                                                                         ===============    ===============    ===============

OTHER COMPREHENSIVE (LOSS) INCOME
   Change in unrealized (depreciation) appreciation of
   investments                                                                  (434,026)          (496,032)           624,674
                                                                         ---------------    ---------------    ---------------

COMPREHENSIVE (LOSS) INCOME                                              $      (573,913)   $    12,656,890    $       830,922
                                                                         ===============    ===============    ===============

Net (loss) income per unit of limited partnership interest                      $ (1.82)    $ 180.79           $  2.95
                                                                                =======     ========           =======



See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

                                                                                  1998             1997              1996
                                                                             ---------------  ---------------   ---------------
CASH FLOWS USED FOR OPERATING ACTIVITIES
   Interest and other income received                                       $       172,093   $       274,679    $      283,989
   Other operating expenses paid                                                   (310,687)         (368,280)         (442,289)
                                                                            ---------------   ---------------    --------------
   Cash used for operating activities                                              (138,594)          (93,601)         (158,300)
                                                                            ----------------  ---------------    --------------

CASH FLOWS (USED FOR) PROVIDED FROM
   INVESTING ACTIVITIES
   Net (purchase) return of investments in U.S. Government
   securities                                                                       (99,113)         (494,227)        4,577,518
   Proceeds from the sale or termination of research
     and development ventures                                                             -                 -         2,350,284
   Purchase of equity investments                                                         -           (60,915)                -
   Proceeds from repayment of subordinated promissory note                                -            20,000           120,000
   Proceeds from the sale of investments                                                  -        13,318,234           420,908
                                                                            ---------------   ---------------    --------------
   Cash (used for) provided from investing activities                               (99,113)       12,783,092         7,468,710
                                                                            ---------------   ---------------    --------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
   Cash distributions:
     General Partner                                                                      -          (473,006)          (80,691)
     Limited Partners                                                                     -       (12,091,450)       (7,254,870)
                                                                            ---------------   ---------------    --------------
Cash used for financing activities                                                        -       (12,564,456)       (7,335,561)
                                                                            ---------------   ---------------    --------------

(Decrease) increase in cash and cash equivalents                                   (237,707)          125,035           (25,151)
Cash and cash equivalents at beginning of year                                      343,250           218,215           243,366
                                                                            ---------------   ---------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $       105,543   $       343,250    $      218,215
                                                                            ===============   ===============    ==============


Reconciliation of net (loss) income to cash used for operating activities:
   Net (loss) income                                                        $      (139,887)  $    13,152,922    $      206,248
                                                                            ---------------   ---------------    --------------
   Adjustments to reconcile net (loss) income to cash
     used for operating activities:
     Net realized gain                                                                    -       (13,184,276)         (295,150)
     Decrease (increase) in receivables and other assets                             11,304           (11,592)           22,695
     Decrease in payables                                                           (10,011)          (50,655)          (92,093)
                                                                            ---------------   ---------------    --------------
   Total adjustments                                                                  1,293       (13,246,523)         (364,548)
                                                                            ---------------   ---------------    --------------

Cash used for operating activities                                          $      (138,594)  $       (93,601)   $     (158,300)
                                                                            ===============   ===============    ==============

See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1996, 1997, and 1998


                                                                                            Accumulated
                                                                                            Unallocated
                                                                                               Other
                                                     General            Limited            Comprehensive
                                                     Partner           Partners            Income (Loss)             Total

Balance as of December 31, 1995                   $      94,464    $      8,493,325      $      (360,786)      $      8,227,003

January 1996 cash distribution                          (42,267)         (3,800,170)                   -             (3,842,437)

July 1996 cash distribution                             (38,424)         (3,454,700)                   -             (3,493,124)

Allocation of net income                                  2,269             203,979                    -                206,248

Change in other comprehensive income
   - unrealized appreciation of investments                   -                   -              624,674                624,674
                                                  -------------    ----------------      ---------------       ----------------

Balance as of December 31, 1996                          16,042           1,442,434              263,888              1,722,364

July 1997 cash distribution                             (52,344)         (5,182,050)                   -             (5,234,394)

October 1997 cash distribution                         (420,662)         (6,909,400)                   -             (7,330,062)

Allocation of net income                                661,659          12,491,263                    -             13,152,922

Change in other comprehensive loss
   - unrealized depreciation of investments                   -                   -             (496,032)              (496,032)
                                                  -------------    ----------------      ---------------       ----------------

Balance as of December 31, 1997                         204,695           1,842,247             (232,144)             1,814,798

Allocation of net loss                                  (13,989)           (125,898)                   -               (139,887)

Change in other comprehensive loss
   - unrealized depreciation of investments                   -                   -              (434,026)             (434,026)
                                                   ------------    ----------------        --------------      ----------------

Balance as of December 31, 1998                    $    190,706    $      1,716,349        $     (666,170)     $      1,240,885
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

The objective of the Partnership has been to achieve cash flow from the commercialization of a broad range of technologies developed and owned by, or on behalf of, the Partnership. The Partnership has been engaged in research and development ventures for the development of new technology through contracts, joint ventures and participation in other partnerships.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership, as soon as practical consistent with the goal of maximizing returns.

2.       Significant Accounting Policies

Research and Development Costs - In prior periods, the Partnership incurred costs in connection with its research and development ventures, including patent application costs, which were expensed in the period incurred. Research and development expenses were shown net of value received for the granting of options to purchase technology being developed.

Valuation of Investments - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, investments in available-for-sale securities
(publicly traded securities) are accounted for at market value based on the closing public market price on the last day of the accounting period. The related unrealized appreciation or depreciation of such securities is included in other comprehensive income (loss) and reflected as a separate component of partners' capital. Non-publicly traded securities are accounted for at cost. The cost of an investment is written down to its fair value when the investment is determined to be other than temporarily impaired.

Comprehensive Income (Loss) - In accordance with SFAS No. 130, "Reporting Comprehensive Income", the statements of operations include an amount for other comprehensive income (loss). Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' capital but which are excluded from net income (loss). Other comprehensive income (loss) in the accompanying statements of operations resulted from a net unrealized gain
(loss) on investments. Accumulated other comprehensive income (loss) in the accompanying balance sheets reflects the cumulative net unrealized appreciation (depreciation) of investments in equity securities. The balance sheet as of December 31, 1997 and the statements of operations for the years ended December 31, 1997 and 1996, include certain reclassifications to reflect adoption of SFAS No. 130.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4.       Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company received a management fee at an annual rate of 2% of the aggregate capital contributions to the Partnership for its first four years of operations and 1% of the aggregate capital contributions thereafter, through December 31, 1995. Commencing with the management fee for the quarter ended March 31, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership to $200,000 per annum. The management fee is payable quarterly in arrears.

5.       Investments in Equity Securities

As of December 31, 1998 and 1997, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $458,830 and $892,856 as of December 31, 1998 and 1997, respectively.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

6.       Net Realized Gain from Research and Development Ventures

There were no realized gains or losses from research and development ventures for the years ended December 31, 1998 and 1997. For the year ended December 31, 1996, the Partnership realized a $618,843 gain relating to the receipt of the final installment sale payment from United AgriSeeds, Inc.

7.      Net Realized Gain (Loss) from Investments

The Partnership had no realized gains or losses from investments for the year ended December 31, 1998. During the year ended December 31, 1997, the Partnership realized a gain of $13,184,276 from the receipt and subsequent sale of 501,096 common shares of IDEC Pharmaceuticals Corporation. During the year ended December 31, 1996, the Partnership realized a $323,693 loss from the sale of its remaining common shares of Ecogen, Inc.

8.      Cash Distributions

There were no cash distributions paid to partners during the year ended December 31, 1998. Cash distributions paid to partners during the three years ended December 31, 1998 and cumulative cash distributions paid from inception to December 31, 1998 are listed below:

                                                    General               Limited              Per
Distribution Date                                   Partner              Partners          $1,000 Unit
-----------------                                -------------     -------------------   -------------

Cumulative as of December 31, 1995              $       590,969        $    53,133,286        $     769
January 19, 1996                                         42,267              3,800,170               55
July 23, 1996                                            38,424              3,454,700               50
July 8, 1997                                             52,344              5,182,050               75
October 17, 1997                                        420,662              6,909,400              100
                                                ---------------        ---------------        ---------
Cumulative as of December 31, 1998              $     1,144,666        $    72,479,606        $   1,049
                                                ===============        ===============        =========

9.       Investments in U.S. Government Securities

The Partnership had investments in  U.S. Treasury Bills as of December 31, 1998 and 1997 as detailed below.

                                                            Maturity          Purchase          Amortized
                                               Yield          Date              Price             Cost             Face Value

December 31, 1998                             4.44%           2/25/99    $      593,340      $      595,856     $       600,000
December 31, 1997                             4.89%           1/15/98    $      494,227      $      498,981     $       500,000


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

The Management Company

Merrill Lynch R&D Management Inc. (the "Management Company") performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement, dated as of October 15, 1984, between the Partnership and the
Management Company. As of March 16, 1999, the directors of the Management Company and the officers of the Management Company involved in the administrative and operational support of the Partnership are:

                                                        Served in Present
Name and Age                                        Position Held Capacity Since

Kevin K. Albert (46)                                   Director
April 2, 1990
                                                       President                                   July 5, 1991


James V. Caruso (47)                                   Director                                    November 20, 1998
                                                       Executive Vice President                    December 30, 1998

David G. Cohen (36)                                    Director                                    November 20, 1998
                                                       Vice President                              October 20, 1997

Diane T. Herte (38)                                    Treasurer                                   August 11, 1995
                                                       Vice President                              August 11, 1995

The directors of the Management Company will serve as directors until their successors are elected and qualify at the next annual meeting of stockholders. The executive officers of the Management Company will hold office until their successors are elected and qualify at the next annual meeting of the Board of Directors.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

As of March 16, 1999, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. In addition, no director or officer of the Management Company is known by the Partnership to be the beneficial owner of any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.




Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. James V. Caruso, a Director and Executive Vice President of the Management Company and a Director of ML Investment Banking, joined Merrill Lynch in 1975. David G. Cohen, a Director and Vice President of the Management Company and a Vice President of the ML Investment Banking, joined Merrill Lynch in 1987. Diane T. Herte, a Vice President and Treasurer of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1984. Messrs. Albert, Caruso, Cohen, and Ms. Herte are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           1.  Independent Auditors' Report

                  Balance Sheets as of December 31, 1998 and 1997

                  Statements of Operations for the years ended December 31,
                    1998, 1997 and 1996

                  Statements of Cash Flows for the years ended December 31,
                    1998, 1997 and 1996

                  Statements of Changes in Partners' Capital for the years
                    ended December 31, 1996, 1997 and 1998

                  Notes to Financial Statements

              2.  Exhibits

              (4) (a) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership dated as of April 23, 1984, as amended through February 22, 1985, included as Exhibit A to the Prospectus of the Partnership dated March 11, 1985. (1)

                         (b) (i)  Amendment  dated  August  20,  1985 to the
                          Amended  and  Restated Certificate and Agreement of
                             Limited Partnership of the Partnership. (2)

                   (b) (ii)Amendment dated August 28, 1985 to the Amended and
                          Restated Certificate and Agreement of Limited
                         Partnership of the Partnership. (3)

              (10) (a)     Management  Agreement dated as of May 23, 1991 among
                          the  Partnership,  Management  Company and the
                         Managing General Partner. (4)

              (10) (b)     Sub-Management  Agreement dated as of May 23, 1991
                          among the Partnership,  Management Company,
                         the Managing General Partner and the Sub-Manager. (4)

              (10) (c) Amendment dated March 27, 1996 to the Management Agreement among the Partnership, Management Company and the Managing General Partner. (5)

              (10) (d) Amendment dated March 27, 1996 to the Sub-Management Agreement among the Partnership, Management Company, the Managing General Partner and the Sub-Manager. (5)

              (27)         Financial Data Schedule.

(b)    No reports on Form 8-K have been filed since the beginning of the las
      quarter of the period covered by     this report.



(1) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1984 filed with the Securities and Exchange Commission on August 12, 1985.

(2) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 filed with the Securities and Exchange Commission on November 12, 1985.

(3) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986 filed with the Securities and Exchange Commission on May 14, 1986.

(4)      Incorporated by references to the  Partnership's  Annual Report on
           Form 10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission on March 30, 1992.

(5) Incorporated by references to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 14, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1999.


              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D CO., L.P.
              General Partner


By:           MERRILL LYNCH R&D MANAGEMENT INC.
              its General Partner


By:           /s/   Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of March 1999.


By:           /s/   Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)

By:           /s/   David G. Cohen
              David G. Cohen
              Vice President

By:           /s/   Diane T. Herte
              Diane T. Herte
              Vice President & Treasurer
              (Principal Financial and Accounting Officer)