Form 10-Q
period 1999-03-31
ML TECHNOLOGY VENTURES LP
filed 1999-05-14
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
Commission file number 2-91941


                                           ML TECHNOLOGY VENTURES, L.P.
-----------------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)


Delaware                                                            13-3213176
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


World Financial Center, North Tower
New York, New York                                                 10281-1326
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (212) 449-1000


Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                           ML TECHNOLOGY VENTURES, L.P.

                                                       INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998

Statements of Operations for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1999 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                                          PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS



                                                                                            March 31, 1999
December 31,
                                                                                              (Unaudited)            1998
ASSETS

Cash and cash equivalents                                                                   $      182,767      $       105,543
Investments:
   U.S. Government securities, at amortized cost                                                   496,421              595,856
   Publicly traded securities, at market value (cost $1,125,000
   as of March 31, 1999 and December 31, 1998)                                                     446,429              458,830
   Subordinated promissory note                                                                    110,000              110,000
Accounts receivable                                                                                 31,305               30,017
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $    1,266,922      $     1,300,246
                                                                                            ==============      ===============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued liabilities                                                    $       19,800      $         9,361
Due to Management Company                                                                           50,000               50,000
                                                                                            --------------      ---------------
   Total liabilities                                                                                69,800               59,361
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                    187,570              190,706
Limited Partners (69,094 Units)                                                                  1,688,123            1,716,349
Accumulated unallocated other comprehensive loss
   - unrealized depreciation of investments                                                       (678,571)            (666,170)
                                                                                            --------------      ---------------
Total partners' capital                                                                          1,197,122            1,240,885
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    1,266,922      $     1,300,246

                                                                                            ==============      ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,


                                                                                                1999                  1998
                                                                                             -----------           -----------

INCOME

   Royalty and licensing income                                                              $    32,630
$  34,914
   Other interest income                                                                           6,880                 8,713
                                                                                             -----------           -----------
   Total income                                                                                   39,510                43,627
                                                                                             -----------           -----------
EXPENSES

   Management fee                                                                                 50,000                50,000
   Professional fees                                                                               9,068                20,459
   Mailing and printing                                                                           11,804                13,166
   Miscellaneous                                                                                       -                   100
                                                                                             -----------           -----------
   Total expenses                                                                                 70,872                83,725
                                                                                             -----------           -----------

NET OPERATING LOSS                                                                               (31,362)              (40,098)
                                                                                             -----------           -----------

Net realized gain from investments                                                                     -                     -
                                                                                             -----------           -----------

NET LOSS                                                                                         (31,362)              (40,098)
                                                                                             -----------           -----------

OTHER COMPREHENSIVE (LOSS) INCOME
   Change in unrealized (depreciation) appreciation of investments                               (12,401)               99,206
                                                                                             -----------           -----------

COMPREHENSIVE (LOSS) INCOME                                                                  $   (43,763)
                                                                                             ===========
$  59,108

Net loss per unit of limited partnership interest                                              $(0.41)
                                                                                               ======
$  (0.52)


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,

                                                                                                   1999               1998
                                                                                               -------------       ------------
CASH FLOWS USED FOR OPERATING ACTIVITIES
   Interest and other income received                                                           $     38,604      $      46,408
   Other operating expenses paid                                                                     (60,433)           (82,164)
                                                                                                ------------      -------------
   Cash used for operating activities                                                                (21,829)           (35,756)
                                                                                                ------------      -------------


CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES
   Net return (purchase of ) U.S. Government Securities                                               99,053            (98,303)
                                                                                                ------------      -------------
   Cash provided from (used for) investing activities                                                 99,053            (98,303)
                                                                                                ------------      -------------

Increase (decrease) in cash and cash equivalents                                                      77,224           (134,059)
Cash and cash equivalents at beginning of period                                                     105,543            343,250
                                                                                                ------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $    182,767      $     209,191
                                                                                                ============      =============


Reconciliation of net loss to cash used for operating activities:
   Net loss                                                                                     $    (31,362)     $     (40,098)
                                                                                                ------------      -------------
   Adjustments to reconcile net loss to cash used for
     operating activities:
     (Increase) decrease in accounts receivable and other assets                                      (1,288)             4,169
     Increase in accounts payable and accrued liabilities                                             10,439              1,561
     Increase (decrease) in accrued interest on U.S. Government Securities                               382             (1,388)
                                                                                                ------------      -------------
   Total adjustments                                                                                   9,533              4,342
                                                                                                ------------      -------------

Cash used for operating activities                                                              $    (21,829)     $     (35,756)
                                                                                                ============      =============



See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1999



                                                                                            Accumulated
                                                                                            Unallocated
                                                                                               Other
                                                     General            Limited            Comprehensive
                                                     Partner           Partners                Loss                  Total

Balance at beginning of period                     $    190,706    $      1,716,349       $     (666,170)     $      1,240,885

Allocation of net loss                                   (3,136)            (28,226)                   -               (31,362)

Change in other comprehensive loss -
   unrealized depreciation of investments                     -                   -              (12,401)              (12,401)
                                                   ------------    ----------------       --------------      ----------------

Balance at end of period                           $    187,570    $      1,688,123       $     (678,571)     $      1,197,122
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

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership as soon as practical, consistent with the goal of maximizing returns.

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

Comprehensive Income (Loss) - In accordance with SFAS No. 130, "Reporting Comprehensive Income", the statements of operations include an amount for other comprehensive income (loss). Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' capital but which are excluded from net income (loss). Other comprehensive income (loss) in the accompanying statements of operations resulted from a net unrealized gain
(loss) on investments. Accumulated other comprehensive income (loss) in the accompanying balance sheets reflects the cumulative net unrealized appreciation (depreciation) of investments in equity securities. The statement of operations for the three months ended March 31, 1998 include certain reclassifications to reflect adoption of SFAS No. 130.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

5.       Investments in Equity Securities

As of March 31, 1999, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $446,429 as of March 31, 1999.

6.       Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1999, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

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

As of March 31, 1999, the Partnership had $496,421 invested in U.S. Government securities with maturities of less than one year, and $181,624 in an interest-bearing cash account. The Partnership earned $6,880 of interest from its U.S. Government securities and cash account for the quarter ended March 31, 1999. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts available for investment.

It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, future royalty income, and proceeds from the sale of its remaining assets.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership as soon as practical, consistent with the goal of maximizing returns. In addition to the liquid assets held as of March 31, 1999, the Partnership also holds 396,825 common shares of Photon Technology International Inc. and a promissory note due from Photon Technology with a face value of $110,000. The Partnership is also party to active royalty agreements in connection with its R&D Ventures with Gen Probe, Inc. and Bolt Beranek and
Newman, Inc. The timing of the liquidation of these remaining assets is contingent upon, among other things, market conditions and securities laws restrictions. Therefore, although it is anticipated that the Partnership will terminate during calendar year 1999, no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate the remaining assets in such time frame.

As was provided in the Partnership's prospectus delivered to Limited Partners in connection with their investment, and as disclosed in subsequent filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee from $698,624 to $200,000, commencing with the management fee for the first quarter of 1996. As a result, the Partnership incurred a management fee of $50,000 for the three months ended March 31, 1999 and 1998.





Results of Operations

     For the three months ended March 31, 1999 and 1998, the Partnership had a net loss of $31,362 and $40,098, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended March 31, 1999 and 1998, the Partnership had a net operating loss of $31,362 and $40,098, respectively. The $8,736 favorable change in net operating loss for the 1999 period compared to the 1998 period was the result of a $12,853 decrease in operating expenses, partially offset by a $4,117 decrease in total income. The decline in operating expenses for the 1999 period compared to the 1998 period primarily resulted from an $11,391 decrease in professional fees. Such reduced expenses reflect the Partnership's declining operating activity. The decrease in total income is attributable to decreases in interest from short-term investments and royalty and licensing income during the 1999 period compared to the same period in 1998.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

For the three months ended March 31, 1999 and 1998, the Partnership had no realized gains or losses from such investments.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed and certain Y2K concerns have been identified. The Administrator is in the process of purchasing, installing and testing the necessary software patches and new computer hardware required to ensure that all of its computer systems are Y2K compliant. This correction phase is expected to be completed by September 1999.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is subject to market risk arising from changes in the value of its equity investments, interest-bearing cash equivalents and investments in U.S. Government securities, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership as of the end of the accounting period.

The Partnership's 396,825 common shares of Photon Technology International, Inc. was the only equity investment held as of March 31, 1999. The per share market price of this security was $1.125 as of March 31, 1999 and the fair value of the Partnership's holdings was $446,429. An assumed 10% decline from the March 31, 1999 market price of this security would result in a reduction to the fair value of the Partnership's holdings in Photon Technology and a corresponding unrealized loss of $44,643.

Market risk associated with the Partnership's interest-bearing cash equivalents and investments in U.S. Government securities is considered to be immaterial.

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



Date:         May 14, 1999