Form 10-Q
period 1999-06-30
ML TECHNOLOGY VENTURES LP
filed 1999-08-16
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
------------------------------------------------------------------------------
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

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1999 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS



                                                                                             June 30, 1999     December 31,
                                                                                              (Unaudited)            1998
ASSETS

Cash and cash equivalents                                                                   $      120,522      $       105,543
Investments:
   U.S. Government securities, at amortized cost                                                   498,668              595,856
   Publicly traded securities, at market value (cost $1,125,000
   as of June 30, 1999 and December 31, 1998)                                                      173,611              458,830
   Subordinated promissory note                                                                    110,000              110,000
Accounts receivable                                                                                 33,122               30,017
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $      935,923      $     1,300,246
                                                                                            ==============      ===============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued liabilities                                                    $       17,115      $         9,361
Due to Management Company                                                                           50,000               50,000
                                                                                            --------------      ---------------
   Total liabilities                                                                                67,115               59,361
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                    182,020              190,706
Limited Partners (69,094 Units)                                                                  1,638,177            1,716,349
Accumulated unallocated other comprehensive loss
   - unrealized depreciation of investments                                                       (951,389)            (666,170)
                                                                                            --------------      ---------------
Total partners' capital                                                                            868,808            1,240,885
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $      935,923      $     1,300,246
                                                                                            ==============      ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,

                                                                    1999             1998             1999             1998
                                                              ---------------     ------------  --------------     -------------
INCOME

   Royalty and licensing income                               $      33,122   $        29,783   $      65,752   $         64,697
   Other interest income                                              6,352             8,678          13,232             17,391
                                                              -------------   ---------------   -------------   ----------------
   Total income                                                      39,474            38,461          78,984             82,088
                                                              -------------   ---------------   -------------   ----------------

EXPENSES

   Management fee                                                    50,000            50,000         100,000            100,000
   Professional fees                                                 35,375            33,983          44,443             54,442
   Mailing and printing                                              10,340            14,135          22,144             27,301
   Miscellaneous                                                        900               800             900                900
                                                              -------------   ---------------   -------------   ----------------
   Total expenses                                                    96,615            98,918         167,487            182,643
                                                              -------------   ---------------   -------------   ----------------

NET OPERATING LOSS                                                  (57,141)          (60,457)        (88,503)          (100,555)
                                                              -------------   ---------------   -------------   ----------------

Net realized gain from investments                                    1,645                 -           1,645                  -
                                                              -------------   ---------------   -------------   ----------------

NET LOSS                                                            (55,496)          (60,457)        (86,858)          (100,555)
                                                              -------------   ---------------   -------------   ----------------

OTHER COMPREHENSIVE (LOSS) INCOME
   Change in unrealized (depreciation) appreciation
      of investments                                               (272,818)          148,810        (285,219)           248,016
                                                              -------------   ---------------   -------------   ----------------

COMPREHENSIVE (LOSS) INCOME                                   $    (328,314)  $        88,353   $    (372,077)  $        147,461
                                                              =============   ===============   =============   ================


Net loss per unit of limited partnership interest                $   (0.72)       $    (.79)       $    (1.13)       $    (1.31)
                                                                 =========        =========        ==========        ==========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,

                                                                                                  1999               1998
                                                                                             --------------     ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES
     Interest and other income received                                                      $       77,981     $        89,904
     Other operating expenses paid                                                                 (159,733)           (185,029)
                                                                                             --------------     ---------------
     Cash used for operating activities                                                             (81,752)            (95,125)
                                                                                             --------------     ---------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES
     Net return (purchase of) U.S. Government Securities                                             96,731             (94,712)
                                                                                             --------------     ---------------
     Cash provided from (used for) investing activities                                              96,731             (94,712)
                                                                                             --------------     ---------------

Increase (decrease) in cash and cash equivalents                                                     14,979            (189,837)
Cash and cash equivalents at beginning of period                                                    105,543             343,250
                                                                                             --------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      120,522     $       153,413
                                                                                             ==============     ===============



Reconciliation of net loss to cash used for operating activities:
   Net loss                                                                                  $      (88,503)    $      (100,555)
                                                                                             --------------     ---------------
   Adjustments to reconcile net loss to cash used for operating activities:
       Net realized gain                                                                              1,645                   -
       (Increase) decrease in receivables and other assets                                           (3,105)              9,300
       Increase (decrease) in accounts payable and accrued liabilities                                7,754              (2,386)
       Decrease (increase) in accrued interest on U.S. Government Securities                            457              (1,484)
                                                                                             --------------     ---------------
   Total adjustments                                                                                  6,751               5,430
                                                                                             --------------     ---------------


Cash used for operating activities                                                           $      (81,752)    $       (95,125)
                                                                                             ==============     ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1999



                                                                                            Accumulated
                                                                                            Unallocated
                                                                                               Other
                                                       General          Limited           Comprehensive
                                                       Partner         Partners                Loss                 Total

Balance at beginning of period                     $    190,706    $      1,716,349       $     (666,170)     $      1,240,885

Allocation of net loss                                   (8,686)            (78,172)                   -               (86,858)

Change in other comprehensive loss -
   unrealized depreciation of investments                     -                   -             (285,219)             (285,219)
                                                   ------------    ----------------       --------------      ----------------

Balance at end of period                           $    182,020    $      1,638,177       $     (951,389)     $        868,808
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

5.       Investments in Equity Securities

As of June 30, 1999, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $173,611 as of June 30, 1999.

6.       Interim Financial Statements

In the opinion of ML R&D Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1999, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 1999, the Partnership had $498,668 invested in U.S. Government securities with maturities of less than one year, and $119,179 in an interest bearing cash account. Interest earned from the Partnership's U.S. Government securities and interest bearing cash account totaled $6,352 and $13,232 for the three and six months ended June 30, 1999, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts available for investment.

It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, future royalty income and proceeds from the sale of its remaining assets.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership as soon as practical, consistent with the goal of maximizing returns to partners. In addition to the liquid assets held as of June 30, 1999, the Partnership also holds 396,825 common shares of Photon Technology International Inc. and a promissory note due from Photon Technology with a face value of $110,000. The Partnership is also party to active royalty agreements in connection with its individual research and development ventures (the "R&D Ventures") with Gen Probe, Inc. and Bolt Beranek and Newman, Inc. The timing of the liquidation of these remaining assets is contingent upon, among other things, market conditions and securities laws restrictions. Therefore, although the General Partner is working toward the Partnership's termination during calendar year 1999, no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate its remaining assets in such time frame.

As provided in the Partnership's prospectus delivered to Limited Partners in connection with their initial investment in the Partnership, and as disclosed in subsequent Partnership filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). In consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee payable by the Partnership from $698,624 to $200,000, commencing with the management fee payment due for the first quarter of 1996. As a result, the Partnership incurred a management fee of $100,000 for the six months ended June 30, 1999 and 1998.

Results of Operations

For the three and six months ended June 30, 1999, the Partnership had a net loss of $55,496 and $86,858, respectively, as compared to a net loss of $60,457 and $100,555 for the three and six months ended June 30, 1998, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net  Operating  Income or Loss - For the three  months  ended June 30,  1999 and
1998, the Partnership had a net operating loss of $57,141 and $60,457, respectively. The $3,316 favorable change in net operating loss for the 1999 period compared to the 1998 period was the result of a $2,303 decrease in operating expenses and a $1,013 increase in total income. The decline in operating expenses for the 1999 period compared to the 1998 period was due to a $3,795 decrease in mailing and printing expenses partially offset by a $1,492 increase in professional fees and other expenses. The decrease in mailing and printing expenses primarily resulted from decreased mailings to partners and a general decrease in mailing and printing charges during the three months ended June 30, 1999. The increase in professional fees primarily resulted from adjustments to current and prior period accruals.

For the six months ended June 30, 1999 and 1998, the Partnership had a net operating loss of $88,503 and $100,555, respectively. The decrease in net operating loss for the 1999 period compared to the 1998 period primarily resulted from a $15,156 decrease in operating expenses offset by $3,104 decrease in operating income. The decline in operating expenses primarily was attributable to a decrease in professional fees and mailing and printing expenses. The decrease in professional fees reflects reduced accounting and legal costs reflecting the Partnership's declining operating activity as it proceeds with its liquidation. The decrease in mailing and printing expenses primarily resulted from decreased mailings to partners and a general decrease in mailing and printing charges during the six months ended June 30, 1999. The decrease in total income primarily is attributable to a decrease in interest from short-term investments during the 1999 period compared to the same period in 1998. This decrease primarily resulted from a reduced amount of funds invested in U.S. Government securities during the 1999 period.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

For the six months ended June 30, 1999, the Partnership had a net realized gain of $1,645 resulting from the receipt of a final liquidating distribution from MLMS Cancer Research Inc.

For the six months ended June 30, 1998, the Partnership had no realized gains or losses.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed and certain Y2K concerns were identified. The Administrator has now completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required for its computer systems to be Y2K compliant. The Administrator expects to complete the testing of its systems by October 1999.

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

Finally the Y2K issue is a global concern that may affect all business entities, including the Partnership's investment in Photon Technology International, Inc. The General Partner is continuing to assess the impact of Y2K concerns affecting this investment. However, the extent to which any potential Y2K problems could affect the market value of this company is unknown.

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

The Partnership's 396,825 common shares of Photon Technology International, Inc. was the only equity investment held as of June 30, 1999. The per share market price of this security was $.4375 as of June 30, 1999 and the fair value of the Partnership's holdings was $173,611. An assumed 10% decline from the June 30, 1999 market price of this security would result in a reduction to the fair value of the Partnership's holdings in Photon Technology and a corresponding unrealized loss of $17,361.

Market risk associated with the Partnership's interest-bearing cash equivalents and investments in U.S. Government securities is considered to be immaterial.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any legal proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

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



Date:         August 16, 1999