Form 10-Q
period 1999-09-30
ML TECHNOLOGY VENTURES LP
filed 1999-11-15
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            13-3213176
-----------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


World Financial Center, North Tower
New York, New York                                                   10281-1326
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (212) 449-1000


Not applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML TECHNOLOGY VENTURES, L.P.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998

Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998
 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1999 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                             September 30,
                                                                                                 1999          December 31,
                                                                                              (Unaudited)            1998
ASSETS

Cash and cash equivalents                                                                   $      101,488      $       105,543
Investments:
   U.S. Government securities, at amortized cost                                                   499,184              595,856
   Publicly traded securities, at market value (cost $1,125,000
   as of September 30, 1999 and December 31, 1998)                                                 111,607              458,830
   Subordinated promissory note                                                                    110,000              110,000
Accounts receivable                                                                                 29,641               30,017
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $      851,920      $     1,300,246
                                                                                            ==============      ===============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                   $      460,627      $             -
Accounts payable and accrued liabilities                                                            20,996                9,361
Due to Management Company                                                                           50,000               50,000
                                                                                            --------------      ---------------
   Total liabilities                                                                               531,623               59,361
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                    133,369              190,706
Limited Partners (69,094 Units)                                                                  1,200,321            1,716,349
Accumulated unallocated other comprehensive loss
   - unrealized depreciation of investments                                                     (1,013,393)            (666,170)
                                                                                            --------------      ---------------
Total partners' capital                                                                            320,297            1,240,885
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $      851,920      $     1,300,246
                                                                                            ==============      ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                     September 30,

                                                                    1999             1998             1999             1998
                                                              ---------------     ------------  --------------     -------------
INCOME

   Royalty and licensing income                               $      29,641   $        32,555   $      95,393   $         97,252
   Other interest income                                              5,991             8,361          19,223             25,752
                                                              -------------   ---------------   -------------   ----------------
   Total operating income                                            35,632            40,916         114,616            123,004
                                                              -------------   ---------------   -------------   ----------------

EXPENSES

   Management fee                                                    50,000            50,000         150,000            150,000
   Professional fees                                                  2,022             1,832          46,465             56,274
   Mailing and printing                                               9,311            12,704          31,455             40,005
   Miscellaneous                                                        179               157           1,079              1,057
                                                              -------------   ---------------   -------------   ----------------
   Total operating expenses                                          61,512            64,693         228,999            247,336
                                                              -------------   ---------------   -------------   ----------------

NET OPERATING LOSS                                                  (25,880)          (23,777)       (114,383)          (124,332)
                                                              -------------   ---------------   -------------   ----------------

Net realized gain from investments                                        -                 -           1,645                  -
                                                              -------------   ---------------   -------------   ----------------

NET LOSS                                                            (25,880)          (23,777)       (112,738)          (124,332)
                                                              -------------   ---------------   -------------   ----------------

OTHER COMPREHENSIVE LOSS
    Change in unrealized depreciation of investments                (62,004)         (446,429)       (347,223)          (198,413)
                                                              -------------   ---------------   -------------   ----------------

COMPREHENSIVE LOSS                                            $     (87,884)  $      (470,206)  $    (459,961)  $       (322,745)
                                                              =============   ===============   =============   ================


Net loss per unit of limited partnership interest                $    (.34)       $    (.31)       $    (1.47)       $    (1.62)
                                                                 =========        =========        ==========        ==========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,

                                                                                                  1999               1998
                                                                                             --------------     ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES
     Interest and other income received                                                      $      118,336     $       131,566
     Other operating expenses paid                                                                 (217,364)           (245,467)
                                                                                             --------------     ---------------
     Cash used for operating activities                                                             (99,028)           (113,901)
                                                                                             --------------     ---------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES
     Net return (purchase of) U.S. Government Securities                                             94,973             (98,413)
                                                                                             --------------     ---------------
     Cash provided from (used for) investing activities                                              94,973             (98,413)
                                                                                             --------------     ---------------

Decrease in cash and cash equivalents                                                                (4,055)           (212,314)
Cash and cash equivalents at beginning of period                                                    105,543             343,250
                                                                                             --------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      101,488     $       130,936
                                                                                             ==============     ===============



Reconciliation of net operating loss to cash used for operating activities:
   Net operating loss                                                                        $     (114,383)    $      (124,332)
                                                                                             --------------     ---------------
   Adjustments to reconcile net loss to cash used for operating activities:
       Net realized gain                                                                              1,645                   -
       Decrease in receivables and other assets                                                         376               6,528
       Increase in accounts payable and accrued liabilities                                          11,635               1,869
       Decrease in accrued interest on U.S. Government Securities                                     1,699               2,034
                                                                                             --------------     ---------------
   Total adjustments                                                                                 15,355              10,431
                                                                                             --------------     ---------------


Cash used for operating activities                                                           $      (99,028)    $      (113,901)
                                                                                             ==============     ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1999



                                                                                            Accumulated
                                                                                            Unallocated
                                                                                               Other
                                                       General          Limited           Comprehensive
                                                       Partner         Partners                Loss                 Total

Balance at beginning of period                     $    190,706      $    1,716,349      $      (666,170)       $    1,240,885

Cash distribution accrued
     - paid October 21, 1999                            (46,063)           (414,564)                   -              (460,627)

Allocation of net loss                                  (11,274)           (101,464)                    -             (112,738)

Change in other comprehensive loss -
   unrealized depreciation of investments                     -                   -              (347,223)            (347,223)
                                                   ------------      --------------      ----------------       --------------

Balance at end of period                           $    133,369      $    1,200,321      $     (1,013,393)      $      320,297
                                                   ============      ==============      ================       ==============


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

5.       Investments in Equity Securities

As of September 30, 1999, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $111,607 as of September 30, 1999.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

6.       Interim Financial Statements

In the opinion of ML R&D Co., L.P., the General Partner of the Partnership, the unaudited financial statements as of September 30, 1999, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

7.    Subsequent Event - Cash Distribution

On October 21, 1999, the Partnership made a cash distribution to partners totaling $460,627. Limited partners of record on October 1, 1999 received $414,564, or $6.00 per $1,000 Unit, and the General Partner received $46,063.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 1999, the Partnership had $499,184 invested in U.S. Government securities with maturities of less than one year, and $101,488 in an interest bearing cash account. Interest earned from the Partnership's U.S.
Government securities and interest bearing cash account totaled $5,991 and $19,223 for the three and nine months ended September 30, 1999, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts available for investment.

It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, future royalty and interest income, and proceeds from the sale of the Partnership's remaining assets.

On October 21, 1999, the Partnership made a cash distribution to partners totaling $460,627. Limited partners of record on October 1, 1999 received $414,564, or $6.00 per $1,000 Unit, and the General Partner received $46,063.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership as soon as practical, consistent with the goal of maximizing returns to partners. In addition to the cash and cash equivalents and U.S. Government Securities held as of September 30, 1999, the Partnership also holds 396,825 common shares of Photon Technology International Inc. and a promissory note due from Photon Technology with a face value of $110,000. The Partnership is also party to active royalty agreements in connection with its individual research and development ventures (the "R&D Ventures") with Gen Probe, Inc. and Bolt Beranek and Newman, Inc. The timing of the liquidation of these remaining assets is contingent upon, among other things, market conditions and securities laws restrictions.

Photon Technology is actively pursuing financing for its international operations. If this endeavor is successful, it would allow for a potential exit for the Partnership from its equity and debt positions in Photon Technology. However, there can be no assurance that Photon Technology will be successful in securing such financing, nor can there be any assurance as to the success or timing of the Partnership's liquidation of its position in the company.

As provided in the Partnership's prospectus delivered to Limited Partners in connection with their initial investment in the Partnership, and as disclosed in subsequent Partnership filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). In consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee payable by the Partnership from $698,624 to $200,000, commencing with the management fee payment due for the first quarter of 1996. As a result, the Partnership incurred a management fee of $150,000 for the nine months ended September 30, 1999 and 1998.

Results of Operations

For the three and nine months ended September 30, 1999, the Partnership had a net loss of $25,880 and $112,738, respectively, as compared to a net loss of $23,777 and $124,332 for the three and nine months ended September 30, 1998, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended September 30, 1999 and 1998, the Partnership had a net operating loss of $25,880 and $23,777, respectively. The $2,103 unfavorable change in net operating loss for the 1999 period compared to the 1998 period was the result of a $5,284 decrease in total income partially offset by a $3,181 decrease in operating expenses. The reduction in total income for the 1999 period consisted of a slight decline in royalty and licensing income and other interest income. Additionally, the slight decline in operating expenses for the 1999 period compared to the 1998 period primarily was attributable to a decrease in mailing and printing expenses during the 1999 period.

For the nine months ended September 30, 1999 and 1998, the Partnership had a net operating loss of $114,383 and $124,332, respectively. The $9,949 favorable change in net operating loss for the 1999 period compared to the 1998 period primarily resulted from an $18,337 decrease in operating expenses offset by $8,388 decrease in total income. The decline in operating expenses primarily was attributable to a $9,809 decrease in professional fees, reflecting the reduced accounting and legal costs resulting from the Partnership's declining operating activity as it proceeds with its liquidation. Additionally, an $8,550 decrease in mailing and printing expenses resulted from reduced mailings to partners and a general decrease in mailing and printing charges during the 1999 period. The decline in total income for the 1999 period as compared to the 1998 period primarily was attributable to a $6,529 decrease in other interest income, primarily resulting from a reduced amount of funds invested in U.S. Government securities during the 1999 period.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

The Partnership had no realized gains or losses for the three months ended September 30, 1999. For the nine months ended September 30, 1999, the Partnership had a net realized gain of $1,645 resulting from the receipt of a final liquidating distribution from MLMS Cancer Research Inc.

The Partnership had no realized gains or losses for the three or nine months ended September 30, 1998.

Other Comprehensive Income (Loss) - The Partnership's other comprehensive income
(loss) consists of changes to unrealized appreciation (depreciation) of its investments in equity securities. For the three and nine months ended September 30, 1999, the Partnership's other comprehensive loss was $62,004 and $446,429, respectively. For the three and nine months ended September 30, 1998, the Partnership's other comprehensive loss was $347,223 and $198,413, respectively. Such amounts represent the change in unrealized depreciation of the Partnership's investment in Photon Technology International, Inc. for the respective periods.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed and certain Y2K concerns were identified. The Administrator has completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required for its computer systems to be Y2K compliant. The Administrator expects to complete the testing of its systems in November 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Management Company with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operations. We have not been informed of any Y2K problems from these outside providers. There can be no assurances that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner.

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

The Partnership's 396,825 common shares of Photon Technology International, Inc. was the only equity investment held as of September 30, 1999. The per share market price of this security was $.28125 as of September 30, 1999 and the fair value of the Partnership's holdings was $111,607. An assumed 10% decline from the September 30, 1999 market price of this security would result in a reduction to the fair value of the Partnership's holdings in Photon Technology and a corresponding unrealized loss of $11,161.

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

                    (27)            Financial Data Schedule.

              (b) The Registrant filed with the Commission a current report on Form 8-K dated September 22, 1999. This
                    current  report  contained   details  with  respect  to  the
                    Partnership's cash distribution paid to Partners on October 21, 1999.
------------------------------

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


By:           ML R&D Co., L.P.
              its General Partner

By:           Merrill Lynch R&D Management Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     David G. Cohen
              David G. Cohen
              Vice President


By:           /s/     James V. Bruno
              James V. Bruno
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         November 15, 1999