Form 10-Q/A
period 1999-09-30
ML TECHNOLOGY VENTURES LP
filed 1999-11-18
CIK 748828

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML TECHNOLOGY VENTURES, L.P.
                             Amendment to Form 10-Q
                    For the quarter ended September 30, 1999

Item 1 of Part I, Financial Statements, on pages 4 and 7 of Form 10-Q and the Financial Data Schedule of ML Technology Ventures, L.P. for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999 is amended to reflect the improper accrual of the cash distribution paid on October 21, 1999, to limited partners of record on October 1, 1999.
The revised filing, in its entirety, follows.

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                             September 30,
                                                                                                 1999          December 31,
                                                                                              (Unaudited)            1998
ASSETS

Cash and cash equivalents                                                                   $      101,488      $       105,543
Investments:
   U.S. Government securities, at amortized cost                                                   499,184              595,856
   Publicly traded securities, at market value (cost $1,125,000
   as of September 30, 1999 and December 31, 1998)                                                 111,607              458,830
   Subordinated promissory note                                                                    110,000              110,000
Accounts receivable                                                                                 29,641               30,017
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $      851,920      $     1,300,246
                                                                                            ==============      ===============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued liabilities                                                    $       20,996      $         9,361
Due to Management Company                                                                           50,000               50,000
                                                                                            --------------      ---------------
   Total liabilities                                                                                70,996               59,361
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                    179,432              190,706
Limited Partners (69,094 Units)                                                                  1,614,885            1,716,349
Accumulated unallocated other comprehensive loss
   - unrealized depreciation of investments                                                     (1,013,393)            (666,170)
                                                                                            --------------      ---------------
Total partners' capital                                                                            780,924            1,240,885
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $      851,920      $     1,300,246
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

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1999



                                                                                            Accumulated
                                                                                            Unallocated
                                                                                               Other
                                                       General          Limited           Comprehensive
                                                       Partner         Partners                Loss                 Total

Balance at beginning of period                     $    190,706      $    1,716,349      $      (666,170)       $    1,240,885

Allocation of net loss                                  (11,274)           (101,464)                    -             (112,738)

Change in other comprehensive loss -
   unrealized depreciation of investments                     -                   -              (347,223)            (347,223)
                                                   ------------      --------------      ----------------       --------------

Balance at end of period                           $    179,432      $    1,614,885      $     (1,013,393)      $      780,924
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



Date:         November 18, 1999