Form 10-K
period 1999-12-31
ML TECHNOLOGY VENTURES LP
filed 2000-03-30
CIK 748828

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999
------
OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.

-------------------------------------------------------------------------------
                      (Exact name of registrant as specified in its charter)


Delaware                                                             13-3213176
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower

New York, New York                                                  10281-1326
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
-------------------               -----------------------------------------
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

                                     PART I

Item 1.       Business.
              --------

Formation

     ML Technology Ventures, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership formed on April 23, 1984. ML R&D Co., L.P., the general partner of the Partnership (the "General Partner"), is a Delaware limited partnership also formed on April 23, 1984. Merrill Lynch R&D Management Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc., is the general partner of ML R&D Co., L.P. DLJ Capital Management Corporation (the "Sub-Manager"), an indirect subsidiary of Donaldson, Lufkin & Jenrette, Inc., is the sub-manager for the Partnership, pursuant to a sub-management agreement among the Partnership, the General Partner, the Management Company and the Sub-Manager.

In 1985, the Partnership publicly offered, through Merrill Lynch, Pierce, Fenner & Smith Incorporated, 100,000 units of limited partnership interest ("Units") at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-1 (File No. 2-91941), which was declared effective on March 11, 1985. On August 28, 1985, the offering of the Units was completed. A total of 69,094 Units were sold and the General Partner admitted the limited partners (the "Limited Partners") to the Partnership. The total capital contributed to the Partnership by the Limited Partners is $69,094,000. Additionally, the General Partner contributed $768,488, representing 1.1% of the total capital contributed to the Partnership.

The objective of the Partnership has been to achieve cash flow from the commercialization of a broad range of technologies developed and owned by, or on behalf of, the Partnership. The Partnership has been engaged in research and development ventures ("R&D Ventures") for the development of new technology through contracts, joint ventures and participation in development partnerships.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical, consistent with the goal of maximizing returns. In addition to the liquid assets held as of December 31, 1999, the Partnership also holds 396,825 common shares of Photon Technology International, Inc. and a promissory note due from Photon Technology with a face value of $110,000. As described below, the Partnership is party to active royalty agreements in connection with its R&D Ventures with Gen Probe, Inc. ("Gen Probe") and Bolt Beranek and Newman, Inc. ("BBN"). The timing of the liquidation of these remaining assets is contingent upon, among other things, market conditions and securities laws restrictions.

Research and Development Activities

Since its inception, the Partnership entered into 16 R&D Ventures with 14 companies, funding research and development commitments of approximately $60 million. The Partnership completed the funding of such research and development commitments during 1991 and will not enter into any new R&D Ventures.

As of December 31, 1999, the Partnership had terminated its activities or sold its proprietary technology or joint venture interest in all of its 16 R&D
Ventures. In exchange for each such sale or termination, the Partnership received cash and/or equity securities of the acquiring company, resulting in cash distributions to partners.

While the Partnership's R&D Ventures were active, the principal focus of the General Partner and Sub-Manager was managing the progress of such ventures and monitoring the related royalty arrangements. As of December 31, 1999, the General Partner and the Sub-Manager are primarily focused on monitoring the Partnership's remaining assets comprised of two active royalty agreements with development companies associated with two of the original R&D Ventures. The two active royalty agreements are with BBN and Gen-Probe. Both of these companies have commercialized the technology developed through the respective R&D Venture with the Partnership. During 1999, the Partnership received royalties totaling $124,920 from Gen-Probe and $1,681 from BBN.

The development companies involved with the Partnership's 16 R&D Ventures were U.S. companies, the majority of which were publicly-held at the time the R&D Venture was formed. No single R&D Venture involved a commitment of more than 12.5% of the Partnership's total contributed capital. The General Partner and the Sub-Manager closely monitored the research and development activities related to the Partnership's R&D Ventures and negotiated and arranged for modifications of research, budgets and other terms of the contracts, where appropriate. Each contract provided for regular monitoring by the General Partner and the Sub-Manager of the results from research and development activities and subsequent commercial sales activities. The Partnership relies on the technical and business expertise of the officers and employees of the Sub-Manager for the continued monitoring and management of the Partnership's royalty agreements, portfolio investments and remaining assets.

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

Item 2.       Properties.
              ----------

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.
              -----------------

The Partnership is not a party to any pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

Not applicable.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

The information with respect to the market for the Units set forth under the caption "Transferability of Units" on pages 50 and 51 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. There were approximately 6,211 Unit holders as of March 15, 2000.

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

Cash distributions paid to partners during the three years ended December 31, 1999 and cumulative cash distributions paid from inception of the Partnership to December 31, 1999 are set forth in the following table:

                                                    General              Limited               Per
Distribution Date                                   Partner             Partners           $1,000 Unit
-----------------                                -------------     ----------------      -------------

Cumulative as of December 31, 1996               $     671,660     $     60,388,156           $     874
July 8, 1997                                            52,344            5,182,050                  75
October 17, 1997                                       420,662            6,909,400                 100
October 21, 1999                                        46,063              414,564                   6
                                                 -------------     ----------------           ---------
Cumulative as of December 31, 1999               $   1,190,729     $     72,894,170           $   1,055
                                                 =============     ================           =========

Item 6.       Selected Financial Data.
              -----------------------

($ in thousands, except for per unit information)

                                                                           Years Ended December 31,

                                                            1999          1998            1997           1996           1995
                                                         ---------     -----------    -----------    -----------     -------

Net (loss) income                                        $   (138)     $     (140)    $    13,153        $   206     $    1,374

Royalty and licensing income                                   127             127            133             138           762

Net realized gain from research and
   development ventures                                          -               -              -             619         1,321

Net realized gain (loss) from investments                        2               -         13,184            (324)         (317)

Total assets                                                   353           1,300          1,884           1,842         8,974

Cash distributions paid to partners                            461               -         12,564           7,336             -

Cumulative cash distributions paid to partners              74,085          73,624         73,624          61,060        53,724


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Net (loss) income                                           $   (2)         $   (2)      $    181          $    3        $   20

Cash distributions paid to partners                              6               -            175             105             -

Cumulative cash distributions paid to partners               1,055           1,049          1,049             874           769


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.
      -------------------------------------------------------------------------

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

As of December 31, 1999, the Partnership had $108,819 in an interest-bearing cash account. For the years ended December 31, 1999, 1998 and 1997, the Partnership earned interest from its investments in U.S. Government securities and interest-bearing cash account totaling $20,741, $33,520 and $140,562, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts invested.

It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, future royalty income, and proceeds from the sale of its remaining assets.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership, as soon as practical consistent with the goal of maximizing returns. In addition to the liquid assets held as of December 31, 1999, the Partnership also holds 396,825 common shares of Photon Technology International, Inc. and a promissory note due from Photon Technology with a face value of $110,000. Additionally, the Partnership is party to active royalty agreements in connection with its R&D Ventures with Gen Probe, Inc. and Bolt Beranek and Newman, Inc. The timing of the liquidation of these remaining assets is contingent upon, among other things, market conditions and securities laws restrictions. Therefore, although it is anticipated that the Partnership will terminate during calendar year 2000, no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate its remaining assets in such time frame.

As provided in the Partnership's prospectus, the Partnership is obligated to pay, and has paid, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee from $698,624 to $200,000, commencing with the management fee for the first calendar quarter of 1996. As a result, the Partnership incurred management fees of $200,000 for the calendar years ended December 31, 1999, 1998 and 1997.

In October 1999, the Partnership paid a cash distribution to Partners totaling $460,627, of which $414,564 was paid to the Limited Partners and $46,063 was paid to the General Partner. Cumulative cash distributions paid to Partners from inception of the Partnership to December 31, 1999 total $74,084,899. Limited Partners have received $72,894,170, or $1,055 per $1,000 Unit, and the General Partner has received $1,190,729.

Results of Operations

For the year ended December 31, 1999, the Partnership had a net loss of $137,588. For the years ended December 31, 1998 and 1997, the Partnership had a net loss of $139,887 and net income of $13,152,922, respectively. Net income or loss is comprised of 1) net operating income or loss (interest, royalty and licensing income less operating expenses) and 2) net realized gain or loss from the sale of investments and other assets.

Net Operating Income or Loss - For the years ended December 31, 1999, 1998 and 1997, the Partnership had a net operating loss of $139,233, $139,887 and $31,354, respectively.

The slight favorable change in net operating loss for 1999 compared to 1998 primarily was due to a $14,101 decrease in operating expenses offset by a $13,447 decrease in operating income. The decline in operating income primarily was attributable to a decrease in other interest income, resulting from a decrease in funds available for investment in U.S. Government securities during the 1999 period compared to the same period in 1998. The decline in operating expenses primarily resulted from reduced professional fees as well as a reduction in mailing and printing expenses for 1999 compared to 1998. These lower operating expenses reflect the reduced operating activity of the Partnership's operations as it moves closer to termination.

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

During the year ended December 31, 1999, the Partnership realized a gain of $1,645 from a final liquidation payment received from MLMS Cancer Research, Inc.

The Partnership had no realized gains or losses from investments or other asset sales for the year ended December 31, 1998.

For the year ended December 31, 1997, the Partnership had a net realized gain of $13,184,276. In March 1997 and in May 1997, the Partnership received 365,217 and 135,879 common shares of IDEC Pharmaceuticals Corporation ("IDEC"), respectively, from ML/MS Associates, L.P. and its general partner, MLMS Cancer Research, Inc. ("MLMS"), representing a liquidating distribution from MLMS. The Partnership sold all of these IDEC shares during 1997. The receipt and subsequent sale of the Partnership's IDEC shares resulted in a cash return of $13,318,234 and a realized gain of $13,184,276 for the year ended December 31, 1997.

Other Comprehensive Income (Loss) - The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income
(loss), which consists of revenues, expenses, gains and losses that have affected partners' capital but are excluded from net income (loss). The
Partnership's other comprehensive income (loss) consists of changes to unrealized appreciation (depreciation) of its investments in equity securities. For the years ended December 31, 1999, 1998 and 1997, the Partnership had other comprehensive loss of $355,655, $434,026 and $496,032, respectively. Such amounts represent the change in unrealized depreciation of the Partnership's investment in Photon Technology for the respective periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risk arising from changes in the value of its equity investments, interest-bearing cash equivalents and investments in U.S. Treasury Bills, if any, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership at the end of the accounting period.

The Partnership's 396,825 common shares of Photon Technology was the only equity investment held as of December 31, 1999. The per share market price of this security was $0.26 as of December 31, 1999 and the fair value of the Partnership's holdings was $103,175. An assumed 10% decline from the December 31, 1999 market price of this security would result in a reduction to the fair value of the Partnership's holdings in Photon Technology and an unrealized loss of $10,318.

Market risk with respect to Partnership's interest-bearing cash equivalents and investments in U.S. Treasury Bills, if any, is considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------


                                                  ML TECHNOLOGY VENTURES, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1999 and 1998

Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1998 and 1999

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

ML Technology Ventures, L.P.:

We have audited the accompanying balance sheets of ML Technology Ventures, L.P. as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Technology Ventures, L.P. as of December 31, 1999 and 1998, and the results of its operations, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York
February 25, 2000

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

December 31,

                                                                                                 1999                1998
                                                                                            --------------      ---------
Assets

Cash and cash equivalents                                                                   $      108,819      $       105,543
Investments:
   U.S. Government securities, at amortized cost                                                         -              595,856
   Publicly traded securities, at market value (cost of $1,125,000 as of
     December 31, 1999 and 1998)                                                                   103,175              458,830
   Subordinated promissory note                                                                    110,000              110,000
Accrued royalty receivable                                                                          31,386               30,017
                                                                                            --------------      ---------------

Total Assets                                                                                $      353,380      $     1,300,246
                                                                                            ==============      ===============


Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses                                                       $       16,365      $         9,361
Due to Management Company                                                                           50,000               50,000
                                                                                            --------------      ---------------
   Total liabilities                                                                                66,365               59,361
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                    130,884              190,706
Limited Partners (69,094 Units)                                                                  1,177,956            1,716,349
Accumulated unallocated other comprehensive loss
   - unrealized depreciation of investments                                                     (1,021,825)            (666,170)
                                                                                            --------------      ---------------
Total partners' capital                                                                            287,015            1,240,885
                                                                                            --------------      ---------------

Total Liabilities and Partners' Capital                                                     $      353,380      $     1,300,246
                                                                                            ==============      ===============




See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,

                                                                                1999             1998                1997
                                                                          --------------     --------------    ----------
Income

   Royalty and licensing income                                          $       126,601    $       127,269    $       132,720
   Other interest income                                                          20,741             33,520            140,562
                                                                         ---------------    ---------------    ---------------
   Total operating income                                                        147,342            160,789            273,282
                                                                         ---------------    ---------------    ---------------

Expenses

   Management fee                                                                200,000            200,000            200,000
   Professional fees                                                              47,965             58,226             75,001
   Mailing and printing                                                           37,477             41,321             27,647
   Miscellaneous                                                                   1,133              1,129              1,988
                                                                         ---------------    ---------------    ---------------
   Total operating expenses                                                      286,575            300,676            304,636
                                                                         ---------------    ---------------    ---------------

Net Operating Loss                                                              (139,233)          (139,887)           (31,354)

Net realized gain from investments                                                 1,645                  -         13,184,276
                                                                         ---------------    ---------------    ---------------

Net (Loss) Income                                                        $      (137,588)   $      (139,887)   $    13,152,922
                                                                         ===============    ===============    ===============

Other Comprehensive Loss

   Change in unrealized depreciation of investments                             (355,655)          (434,026)          (496,032)
                                                                         ---------------    ---------------    ---------------

Comprehensive (Loss) Income                                              $      (493,243)   $      (573,913)   $    12,656,890
                                                                         ===============    ===============    ===============


Net (loss) income per unit of limited partnership interest                    $   (1.79)            $ (1.82)          $ 180.79
                                                                              =========             =======           ========





See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

                                                                                  1999             1998              1997
                                                                             ---------------  ---------------   ---------

Cash Flows Used For Operating Activities

   Interest and other income received                                       $       148,489    $      172,093  $        274,679
   Other operating expenses paid                                                   (279,571)         (310,687)         (368,280)
                                                                            ---------------    --------------  ----------------
   Cash used for operating activities                                              (131,082)         (138,594)          (93,601)
                                                                            ---------------    --------------  ----------------

Cash Flows Provided From (Used For) Investing Activities
   Net return (purchase) of investments in U.S. Government
     securities                                                                     593,340           (99,113)         (494,227)
   Purchase of equity investments                                                         -                 -           (60,915)
   Proceeds from repayment of subordinated promissory note                                -                 -            20,000
   Proceeds from the sale of investments                                              1,645                 -        13,318,234
                                                                            ---------------    --------------  ----------------
   Cash provided from (used for) investing activities                               594,985           (99,113)       12,783,092
                                                                            ---------------    --------------  ----------------

Cash Flows Used For Financing Activities
   Cash distributions:

     General Partner                                                               (414,564)                -          (473,006)
     Limited Partners                                                               (46,063)                -       (12,091,450)
                                                                            ---------------    --------------  ----------------
Cash used for financing activities                                                 (460,627)                -       (12,564,456)
                                                                            ---------------    --------------  ----------------

Increase (decrease) in cash and cash equivalents                                      3,276          (237,707)          125,035
Cash and cash equivalents at beginning of year                                      105,543           343,250           218,215
                                                                            ---------------    --------------  ----------------
Cash and Cash Equivalents at End of Year                                    $       108,819    $      105,543  $        343,250
                                                                            ===============    ==============  ================


Reconciliation of net (loss) income to cash used for operating activities:

   Net (loss) income                                                        $      (137,588)   $     (139,887) $     13,152,922
                                                                            ---------------    --------------  ----------------
   Adjustments to reconcile net (loss) income to cash
     used for operating activities:
       Net realized gain                                                             (1,645)                -       (13,184,276)
       Decrease (increase) in receivables and other assets                            1,147            11,304           (11,592)
       Increase (decrease) in payables                                                7,004           (10,011)          (50,655)
                                                                            ---------------    --------------- -----------------
   Total adjustments                                                                  6,506             1,293       (13,246,523)
                                                                            ---------------    --------------  ----------------

Cash used for operating activities                                          $      (131,082)   $     (138,594) $        (93,601)
                                                                            ===============    ==============  ================





See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Years Ended December 31, 1997, 1998 and 1999

                                                                                            Accumulated
                                                                                            Unallocated

                                                                                               Other

                                                     General            Limited            Comprehensive

                                                     Partner           Partners            Income (Loss)             Total

Balance as of December 31, 1996                    $     16,042      $    1,442,434      $         263,888      $     1,722,364

July 1997 cash distribution                             (52,344)         (5,182,050)                     -           (5,234,394)

October 1997 cash distribution                         (420,662)         (6,909,400)                     -           (7,330,062)

Allocation of net income                                661,659          12,491,263                      -           13,152,922

Change in other comprehensive loss
   - unrealized depreciation of investments                   -                   -               (496,032)            (496,032)
                                                   ------------      --------------      -----------------      ---------------

Balance as of December 31, 1997                         204,695           1,842,247               (232,144)           1,814,798

Allocation of net loss                                  (13,989)           (125,898)                     -             (139,887)

Change in other comprehensive loss
   - unrealized depreciation of investments                   -                   -               (434,026)            (434,026)
                                                   ------------      --------------      -----------------      ---------------

Balance as of December 31, 1998                         190,706           1,716,349               (666,170)           1,240,885

October 1999 cash distribution                          (46,063)           (414,564)                     -             (460,627)

Allocation of net loss                                  (13,759)           (123,829)                     -             (137,588)

Change in other comprehensive loss
   - unrealized depreciation of investments                   -                   -               (355,655)            (355,655)
                                                   ------------      --------------      -----------------      ---------------

Balance as of December 31, 1999                    $    130,884      $    1,177,956      $      (1,021,825)     $       287,015
                                                   ============      ==============      =================      ===============




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

Valuation of Investments - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, investments in available-for-sale securities
(publicly traded securities) are accounted for at market value based on the closing public market price on the valuation date. The related unrealized appreciation or depreciation of such securities is included in other comprehensive income (loss) and reflected as a separate component of partners' capital. Non-publicly traded securities are accounted for at cost. The cost of an investment is written down to its fair value when the investment is determined to be other than temporarily impaired.

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

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that profits shall be allocated to all partners in proportion to their capital contributions until there have been distributions to the limited partners equal to their capital contributions, after which time 90% will be allocated to the limited partners and 10% to the General Partner (90/10 ratio) until there has been distributed to the limited partners an aggregate amount, since the inception of the Partnership, equal to twice their capital contributions and thereafter 80% will be allocated to the limited partners and 20% to the General Partner (80/20 ratio). Losses shall be allocated to all partners in proportion to their capital contributions provided, however, that to the extent profits have been credited in the 90/10 or 80/20 ratio, losses shall be charged in such ratios in reverse order in which profits were credited. Cumulative cash distributions paid to partners through December 31, 1999 total $74,084,899, representing approximately 106% of capital contributed to the Partnership.

4.       Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company had received a management fee at an annual rate of 2% of the aggregate capital contributions to the Partnership for its first four years of operations and 1% of the aggregate capital contributions thereafter, through December 31, 1995. Commencing with the management fee due for the quarter ended March 31, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership to $200,000 per annum. The management fee is payable quarterly in arrears.

ML TECHNOLOGY VENTURES, L.P.

5.       Investments in Equity Securities

As of December 31, 1999 and 1998, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $103,175 and $458,830 as of December 31, 1999 and 1998, respectively.

6.      Net Realized Gain (Loss) from Investments

During the year ended December 31, 1999, the Partnership realized a gain of $1,645 from the final liquidation payment from MLMS Cancer Research, Inc. The Partnership had no realized gains or losses from investments for the year ended December 31, 1998. During the year ended December 31, 1997, the Partnership realized a gain of $13,184,276 from the receipt and subsequent sale of 501,096 common shares of IDEC Pharmaceuticals Corporation.

7.      Cash Distributions

Cash distributions paid to partners during the three years ended December 31, 1999 and cumulative cash distributions paid from inception to December 31, 1999 are listed below:

                                                    General               Limited              Per
Distribution Date                                   Partner              Partners          $1,000 Unit
-----------------                                -------------       -----------------   -------------

Cumulative as of December 31, 1996              $       671,660       $     60,388,156        $     874
July 8, 1997                                             52,344              5,182,050               75
October 17, 1997                                        420,662              6,909,400              100
October 21, 1999                                         46,063                414,564                6
                                                ---------------       ----------------        ---------
Cumulative as of December 31, 1999              $     1,190,729       $     72,894,170        $   1,055
                                                ===============       ================        =========

8.       Investments in U.S. Government Securities


The Partnership had no investments in U.S. Treasury Bills as of December 31, 1999. The Partnership had investments in U.S. Treasury Bills as of December 31, 1998 as detailed below.

                                                            Maturity          Purchase          Amortized
                                               Yield          Date              Price             Cost             Face Value
                                            ---------------------------------------------------------------------------------

December 31, 1998                             4.44%           2/25/99    $      593,340      $      595,856     $       600,000


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.
              --------------------------------------------------

The Partnership

The information set forth under the subcaption "The General Partner" on page 23 of the section of the Prospectus entitled "Management of the Partnership" is incorporated herein by reference.

The Management Company

Merrill Lynch R&D Management Inc. (the "Management Company") is responsible for the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement, dated as of October 15, 1984, between the Partnership and the Management Company. As of March 15, 2000, the directors of the Management Company and the officers of the Management Company involved in the administrative and operational support of the Partnership are:


                                                                                                   Served in Present


Name and Age                                           Position Held                               Capacity Since

Kevin K. Albert (47)                                   Director                                    April 2, 1990
                                                       President                                   July 5, 1991


James V. Caruso (48)                                   Director                                    November 20, 1998
                                                       Executive Vice President                    December 30, 1998

Michael Giobbe (41)                                    Director                                    February 17, 2000
                                                       Vice President                              February 2, 1993

James V. Bruno (33)                                    Treasurer                                   November 5, 1999
                                                       Vice President                              December 30, 1998

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

Item 11.      Executive Compensation.
              ----------------------

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

On March 27, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership from 1% of the aggregate capital contributions to the Partnership, or $698,624 per annum, to $200,000 per annum. The reduction commenced with the quarterly management fee paid for the period beginning January 1, 1996.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

As of March 15, 2000, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. In addition, no director or officer of the Management Company is known by the Partnership to be the beneficial owner of any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. James V. Caruso, a Director and Executive Vice President of the Management Company and a Director of ML Investment Banking, joined Merrill Lynch in 1975. Michael Giobbe, a Director and Vice President of the Management Company and a Vice President of the ML Investment Banking, joined Merrill Lynch in 1986. James V. Bruno, a Vice President and Treasurer of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1997. Messrs. Albert, Caruso, Giobbe, and Bruno are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.
              ---------------------------------------------------------------

(a)           1.  Independent Auditors' Report

                  Balance Sheets as of December 31, 1999 and 1998

                  Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                  Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                  Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1998 and 1999

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2000.

              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D CO., L.P.
              General Partner

By:           MERRILL LYNCH R&D MANAGEMENT INC.
              its General Partner

By:           /s/   Kevin K. Albert

              Kevin K. Albert
              President

              (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March 2000.

By:           /s/   Kevin K. Albert

              Kevin K. Albert
              President

              (Principal Executive Officer)

By:           /s/   James V. Bruno

              James V. Bruno
              Vice President & Treasurer

              (Principal Financial and Accounting Officer)

By:           /s/   Michael Giobbe

              Michael Giobbe
              Vice President