Form 10-Q
period 2000-03-31
ML TECHNOLOGY VENTURES LP
filed 2000-05-15
CIK 748828

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
Commission file number 2-91941


                          ML TECHNOLOGY VENTURES, L.P.

--------------------------------------------------------------------------------
                          (Exact name of registrant as specified in its charter)


Delaware                                                             13-3213176
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


4 World Financial Center, 26th floor

New York, New York                                                         10080
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (212) 449-1000


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

                                                  ML TECHNOLOGY VENTURES, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999

Statements of Operations for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                            March 31, 2000        December 31,
                                                                                              (Unaudited)             1999

Assets

Cash and cash equivalents                                                                   $      131,082      $       108,819
Investments:
   Publicly traded securities, at market value (cost of $1,125,000 as of
     March 31, 2000 and December 31, 1999)                                                       1,587,300              103,175
   Subordinated promissory note                                                                    110,000              110,000
Accrued royalty receivable                                                                          30,932               31,386
                                                                                            --------------      ---------------

Total Assets                                                                                $    1,859,314      $       353,380
                                                                                            ==============      ===============


Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses                                                       $       37,430      $        16,365
Due to Management Company                                                                          100,000               50,000
                                                                                            --------------      ---------------
   Total liabilities                                                                               137,430               66,365
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                    125,958              130,884
Limited Partners (69,094 Units)                                                                  1,133,626            1,177,956
Accumulated unallocated other comprehensive loss
   - unrealized appreciation (depreciation) of investments                                         462,300           (1,021,825)
                                                                                            --------------      ---------------
Total partners' capital                                                                          1,721,884              287,015
                                                                                            --------------      ---------------

Total Liabilities and Partners' Capital                                                     $    1,859,314      $       353,380
                                                                                            ==============      ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,

                                                                                              2000                    1999
                                                                                         --------------           ------------

Income

   Royalty and licensing income                                                          $        31,232          $     32,630
   Interest income                                                                                   571                 6,880
                                                                                         ---------------          ------------
   Total income                                                                                   31,803                39,510
                                                                                         ---------------          ------------
Expenses

   Management fee                                                                                 50,000                50,000
   Professional fees                                                                              17,407                 9,068
   Mailing and printing                                                                           13,552                11,804
   Miscellaneous                                                                                     100                     -
                                                                                         ---------------          ------------
   Total expenses                                                                                 81,059                70,872
                                                                                         ---------------          ------------

Net Loss                                                                                         (49,256)              (31,362)


Other Comprehensive Income (Loss)

   Change in unrealized appreciation (depreciation) of investments                             1,484,125               (12,401)
                                                                                         ---------------          ------------

Comprehensive Income (Loss)                                                              $     1,434,869          $    (43,763)
                                                                                         ===============          ============

Net loss per unit of limited partnership interest                                              $ (0.64)                 $(0.41)
                                                                                               =======                  ======



See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,

                                                                                                   2000               1999
                                                                                               -------------       ------------
Cash Flows Provided From (Used For) Operating Activities

   Interest and other income received                                                           $     32,420      $      38,604
   Other operating expenses paid                                                                     (10,157)           (60,433)
                                                                                                ------------      -------------
   Cash provided from (used for) operating activities                                                 22,263            (21,829)
                                                                                                ------------      -------------


Cash Flows Provided From Investing Activities

   Net return of U.S. Government Securities                                                                -             99,053
                                                                                                ------------      -------------
   Cash provided from investing activities                                                                 -             99,053
                                                                                                ------------      -------------

Increase in cash and cash equivalents                                                                 22,263             77,224
Cash and cash equivalents at beginning of period                                                     108,819            105,543
                                                                                                ------------      -------------

Cash and Cash Equivalents at End of Period                                                      $    131,082      $     182,767
                                                                                                ============      =============


Reconciliation   of  net  loss  to  cash  provided  from  (used  for)  operating activities:

   Net loss                                                                                     $    (49,256)     $     (31,362)
                                                                                                ------------      -------------
   Adjustments to reconcile net loss to cash provided from (used for)
     operating activities:
     Decrease (increase) in accrued royalty receivable                                                   454             (1,288)
     Increase in accounts payable and accrued expenses                                                21,065             10,439
     Increase in due to Management Company                                                            50,000                  -
     Increase in accrued interest on U.S. Government Securities                                            -                382
                                                                                                ------------      -------------
   Total adjustments                                                                                  71,519              9,533
                                                                                                ------------      -------------

Cash provided from (used for) operating activities                                              $     22,263      $     (21,829)
                                                                                                ============      =============



See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 2000

                                                                                            Accumulated
                                                                                            Unallocated
                                                                                               Other
                                                     General            Limited            Comprehensive
                                                     Partner           Partners            Income (Loss)             Total

Balance as of beginning of period                  $    130,884    $      1,177,956     $     (1,021,825)     $        287,015

Allocation of net loss                                   (4,926)            (44,330)                   -               (49,256)

Change in other comprehensive income
   (loss) - unrealized appreciation of
   investments                                                -                   -            1,484,125             1,484,125
                                                   ------------    ----------------     ----------------      ----------------

Balance as of end of period                        $    125,958    $      1,133,626     $        462,300      $      1,721,884
                                                   ============    ================     ================      ================




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

2.       Significant Accounting Policies

Valuation of Investments - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, investments in available-for-sale securities
(publicly traded securities) are accounted for at market value based on the closing public market price on the valuation date. The related unrealized appreciation (depreciation) of such securities is included in other comprehensive income (loss) and reflected as a separate component of partners' capital. Non-publicly traded securities are accounted for at cost. The cost of an investment is written down to its fair value when the investment is determined to be other than temporarily impaired.

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

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

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

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that profits shall be allocated to all partners in proportion to their capital contributions until there have been distributions to the limited partners equal to their capital contributions, after which time 90% will be allocated to the limited partners and 10% to the General Partner (90/10 ratio) until there has been distributed to the limited partners an aggregate amount, since the inception of the Partnership, equal to twice their capital contributions and thereafter 80% will be allocated to the limited partners and 20% to the General Partner (80/20 ratio). Losses shall be allocated to all partners in proportion to their capital contributions provided, however, that to the extent profits have been credited in the 90/10 or 80/20 ratio, losses shall be charged in such ratios in reverse order in which profits were credited. Cumulative cash distributions paid to partners through March 31, 2000 total $74,084,899, representing approximately 106% of capital contributed to the Partnership.

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

5.       Investments in Equity Securities

As of March 31, 2000 and December 31, 1999, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $1,587,300 and $103,175 as of March 31, 2000 and December 31, 1999, respectively.

6.       Interim Financial Statements

In the opinion of the General Partner, the unaudited financial statements as of March 31, 2000, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------------

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

As of March 31, 2000, the Partnership held $131,082 in an interest bearing cash account. The Partnership earned $571 of interest from cash balances held during the quarter ended March 31, 2000. Interest earned in future periods is subject to fluctuations in short-term interest rates and interest bearing cash balances on hand.

It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, future royalty income and proceeds from the sale of its remaining assets.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership as soon as practical, consistent with the goal of maximizing returns. In addition to the liquid assets held as of March 31, 2000, the Partnership also holds 396,825 common shares of Photon Technology International Inc. and a promissory note due from Photon Technology with a face value of $110,000. The Partnership is also party to active royalty agreements in connection with its R&D Ventures with Gen Probe, Inc. and Bolt Beranek and
Newman, Inc. The timing of the liquidation of these remaining assets is contingent upon, among other things, market conditions and securities laws restrictions. Therefore, although it is anticipated that the Partnership will terminate during calendar year 2000, no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate the remaining assets in such time frame.

As provided in the Partnership's prospectus delivered to limited partners in connection with their initial investment in the Partnership, and as disclosed in subsequent filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). The original objectives of the Partnership anticipated that the bulk of the Partnership's revenues would be earned between 1988 and 1996. Therefore, in consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee from $698,624 to $200,000, commencing with the management fee for the first quarter of 1996. As a result, the Partnership incurred a management fee of $50,000 for each of the three-month periods ended March 31, 2000 and 1999.

Results of Operations

For the three months ended March 31, 2000 and 1999, the Partnership had a net loss of $49,256 and $31,362, respectively.

Net Operating Income or Loss - For the three months ended March 31, 2000 and 1999, the Partnership had a net operating loss of $49,256 and $31,362, respectively. The $17,894 increase in net operating loss for the 2000 period compared to the 1999 period was the result of a $10,187 increase in operating expenses and a $7,707 decrease in royalty, licensing and interest income. The increase in operating expenses for the three months ended March 31, 2000 compared to the same period in 1999, primarily resulted from an $8,339 increase in professional fees for the period. The decline in operating income primarily was attributable to a decrease in interest income, which reflected a decrease in funds available for investment in short-term securities during the 2000 period compared to the same period in 1999.

Other Comprehensive Income (Loss) - The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting compressive income
(loss), which consists of revenues, expenses, gains and losses that have affected partners' capital but are excluded from net income (loss). The
Partnership's other comprehensive income (loss) consists of changes to unrealized appreciation (depreciation) of its investments in equity securities. For the three months ended March 31, 2000 and 1999, the Partnership had other comprehensive income (loss) of $1,484,125 and ($12,401), respectively. Such amounts represent the change in unrealized depreciation of the Partnership's investment in Photon Technology International, Inc. for the respective periods.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.
              -----------------------------------------------------------

The Partnership is subject to market risk arising from changes in the value of its equity investments, interest-bearing cash equivalents and investments in U.S. Government securities, if any, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership as of the end of the accounting period.

The 396,825 common shares of Photon Technology International, Inc. was the only equity investment held by the Partnership as of March 31, 2000. The per share market price of this security was $4.00 as of March 31, 2000 and the fair value of the Partnership's holdings was $1,587,300. An assumed 10% decline from the March 31, 2000 market price of this security would result in a reduction to the fair value of the Partnership's holdings in Photon Technology and a corresponding unrealized loss of $158,730.

Market risk associated with the Partnership's interest-bearing cash equivalents and investments in U.S. Government securities, if any, is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

The Partnership is not a party to any legal proceedings.

Item 2.       Changes in Securities.
              ---------------------

Not applicable.

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

Not applicable.

Item 5.       Other Information.
              -----------------

None.

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

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

                    (10)  (c)       Amendment dated March 27, 1996 to the
                                    Management Agreement among the Partnership,
                                    Management Company and the Managing General
                                    Partner.(e)

                    (10)  (d)       Amendment  dated  March 27,  1996 to the
                                    Sub-Management  Agreement  among  the
                                    Partnership,Management Company, the Managing
                                    General Partner and the Sub-Manager.(e)

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

Date:         May 15, 2000