Form 10-Q
period 2000-06-30
ML TECHNOLOGY VENTURES LP
filed 2000-08-14
CIK 748828

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------------------

                                                    ML TECHNOLOGY VENTURES, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999

Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                             June 30, 2000     December 31,
                                                                                              (Unaudited)            1999

ASSETS

Cash and cash equivalents                                                                   $      111,904      $       108,819
Investments:
   Publicly traded securities, at market value (cost of $1,125,000 as of
     June 30, 2000 and December 31, 1999)                                                          793,650              103,175
   Subordinated promissory note                                                                    110,000              110,000
Accrued royalty receivable                                                                          12,222               31,386
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $    1,027,776      $       353,380
                                                                                            ==============      ===============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $       21,450      $        16,365
Due to Management Company                                                                          150,000               50,000
                                                                                            --------------      ---------------
   Total liabilities                                                                               171,450               66,365
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                    118,768              130,884
Limited Partners (69,094 Units)                                                                  1,068,908            1,177,956
Accumulated unallocated other comprehensive loss
   - unrealized depreciation of investments                                                       (331,350)          (1,021,825)
                                                                                            --------------      ---------------
Total partners' capital                                                                            856,326              287,015
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    1,027,776      $       353,380
                                                                                            ==============      ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                    2000             1999             2000             1999
                                                              ---------------     ------------  --------------     --------
INCOME

   Royalty and licensing income                               $      12,343   $        33,122   $      43,575   $         65,752
   Interest income                                                      484             6,352           1,055             13,232
                                                              -------------   ---------------   -------------   ----------------
   Total income                                                      12,827            39,474          44,630             78,984
                                                              -------------   ---------------   -------------   ----------------

EXPENSES

   Management fee                                                    50,000            50,000         100,000            100,000
   Professional fees                                                 25,120            35,375          42,527             44,443
   Mailing and printing                                               8,815            10,340          22,367             22,144
   Miscellaneous                                                        800               900             900                900
                                                              -------------   ---------------   -------------   ----------------
   Total expenses                                                    84,735            96,615         165,794            167,487
                                                              -------------   ---------------   -------------   ----------------

NET OPERATING LOSS                                                  (71,908)          (57,141)       (121,164)           (88,503)
                                                              -------------   ---------------   -------------   ----------------

Net realized gain from investments                                        -             1,645               -              1,645
                                                              -------------   ---------------   -------------   ----------------

NET LOSS                                                            (71,908)          (55,496)       (121,164)           (86,858)

OTHER COMPREHENSIVE (LOSS) INCOME
   Change in unrealized (depreciation) appreciation
      of investments                                               (793,650)         (272,818)        690,475           (285,219)
                                                              -------------   ---------------   -------------   ----------------

COMPREHENSIVE (LOSS) INCOME                                   $    (865,558)  $      (328,314)  $     569,311   $       (372,077)
                                                              =============   ===============   =============   ================


Net loss per unit of limited partnership interest                $   (0.94)       $   (0.72)       $    (1.58)       $    (1.13)
                                                                 =========        =========        ==========        ==========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,

                                                                                                  2000               1999
                                                                                             --------------     ---------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

     Interest and other income received                                                      $       63,957     $        77,981
     Other operating expenses paid                                                                  (60,872)           (159,733)
                                                                                             --------------     ---------------
     Cash provided from (used for) operating activities                                               3,085             (81,752)
                                                                                             --------------     ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

     Net return of U.S. Government Securities                                                             -              96,731
                                                                                             --------------     ---------------
     Cash provided from investing activities                                                              -              96,731
                                                                                             --------------     ---------------

Increase in cash and cash equivalents                                                                 3,085              14,979
Cash and cash equivalents at beginning of period                                                    108,819             105,543
                                                                                             --------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      111,904     $       120,522
                                                                                             ==============     ===============



Reconciliation of net operating loss to cash provided from (used for) operating activities:

   Net operating loss                                                                        $     (121,164)    $       (88,503)
                                                                                             --------------     ---------------
   Adjustments to reconcile net operating loss to cash provided from
     (used for) operating activities:
       Net realized gain                                                                                  -               1,645
       Decrease (increase) in accrued royalty receivable                                             19,164              (3,105)
       Increase in accounts payable and accrued liabilities                                           5,085               7,754
       Increase in due to Management Company                                                        100,000                   -
       Decrease in accrued interest on U.S. Government Securities                                         -                 457
                                                                                             --------------     ---------------
   Total adjustments                                                                                124,249               6,751
                                                                                             --------------     ---------------


Cash provided from (used for) operating activities                                           $        3,085     $       (81,752)
                                                                                             ==============     ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2000

                                                                                            Accumulated
                                                                                            Unallocated
                                                                                               Other
                                                       General          Limited           Comprehensive
                                                       Partner         Partners                Loss                 Total

Balance as of beginning of period                  $    130,884    $      1,177,956     $     (1,021,825)     $       287,015

Allocation of net loss                                  (12,116)           (109,048)                   -             (121,164)

Change in other comprehensive loss -
   unrealized depreciation of investments                     -                   -              690,475              690,475
                                                   ------------    ----------------     ----------------      ---------------

Balance as of end of period                        $    118,768    $      1,068,908     $       (331,350)     $       856,326
                                                   ============    ================     ================      ===============


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

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the termination of the Partnership as soon as practical.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that profits shall be allocated to all partners in proportion to their capital contributions until there have been distributions to the limited partners equal to their capital contributions, after which time 90% will be allocated to the limited partners and 10% to the General Partner (90/10 ratio) until there has been distributed to the limited partners an aggregate amount, since the inception of the Partnership, equal to twice their capital contributions and thereafter 80% will be allocated to the limited partners and 20% to the General Partner (80/20 ratio). Losses shall be allocated to all partners in proportion to their capital contributions provided, however, that to the extent profits have been credited in the 90/10 or 80/20 ratio, losses shall be charged in such ratios in reverse order in which profits were credited. Cumulative cash distributions paid to partners through June 30, 2000 total $74,084,899, representing approximately 106% of capital contributed to the Partnership.

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

5.       Investments in Equity Securities

As of June 30, 2000 and December 31, 1999, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $793,650 and $103,175 as of June 30, 2000 and December 31,1999, respectively.

6.       Interim Financial Statements

In the opinion of the General Partner, the unaudited financial statements as of June 30, 2000, and for the six- month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ----------------------------------------------------------------

Liquidity and Capital Resources

As of June 30, 2000, the Partnership held $111,904 in an interest bearing cash account. The Partnership earned $484 and $1,055 of interest from its cash balances for the three and six months ended June 30, 2000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and interest bearing cash balances on hand.

As of June 30, 2000, the Partnership's current liabilities exceeded its cash balance by approximately $60,000. Current liabilities as of June 30, 2000 include $150,000 due to the Management Company. It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves, future royalty income and proceeds from the sale of its remaining assets. As a result of the current cash shortage, payments to the Management Company have been temporarily suspended.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the liquidation of the Partnership's remaining assets and termination of the Partnership as soon as practical, consistent with the goal of maximizing returns to partners. In May 2000, the Partnership's royalty agreement with Gen Probe, Inc. terminated, leaving only one remaining active royalty agreement with Bolt Beranek and Newman, Inc. The Partnership continues to hold its 396,825 common shares of Photon Technology International Inc. and a promissory note due from Photon Technology with a face value of $110,000. The timing of the liquidation of these remaining assets is contingent upon, among other things, market
conditions  and  securities  laws  restrictions.   Therefore,   although  it  is
anticipated that the Partnership will terminate during calendar year 2000, no assurances can be given that the Partnership will be able to complete all steps necessary to liquidate the remaining assets within such time frame.

As provided in the Partnership's prospectus delivered to Limited Partners in connection with their initial investment in the Partnership, and as disclosed in subsequent Partnership filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). In consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee payable by the Partnership from $698,624 to $200,000, commencing with the management fee payment due for the first quarter of 1996. As a result, the Partnership incurred a management fee of $100,000 for the six months ended June 30, 2000 and 1999.

Results of Operations

For the three and six months ended June 30, 2000, the Partnership had a net loss of $71,908 and $121,164, respectively, as compared to a net loss of $55,496 and $86,858 for the three and six months ended June 30, 1999, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net  Operating  Income or Loss - For the three  months  ended June 30,  2000 and
1999, the Partnership had a net operating loss of $71,908 and $57,141, respectively. The $14,767 unfavorable change in net operating loss for the 2000 period compared to the same period in 1999 was the result of a $26,647 decrease in operating income, partially offset by an $11,880 decrease in operating expenses. The decline in operating income included a $20,779 decrease in royalty income resulting from the February 2000 expiration of the Partnership's royalty agreement with Gen-Probe, Inc. Additionally, interest income declined by $5,868 for the three months ended June 30, 2000 compared to the same period in 1999. The decline in interest income primarily resulted from the lower cash balances held by the Partnership during the three months ended June 30, 2000 compared to the same period in 1999. The decline in operating expenses for the 2000 period was due to a $10,255 decline in professional fees and a $1,625 decrease in mailing and printing and other operating expenses. The decrease in professional fees primarily resulted from adjustments to current and prior period accruals. The decrease in mailing and printing expenses primarily resulted from decreased mailings to partners during the three months ended June 30, 2000.

For the six months ended June 30, 2000 and 1999, the Partnership had a net operating loss of $121,164 and $88,503, respectively. The $32,661 unfavorable change in net operating loss for the 2000 period compared to the 1999 period resulted from a $34,354 decrease in operating income, partially offset by a $1,693 decrease in operating expenses. The decline in operating expenses primarily was attributable to a small decrease in professional fees for the 2000 period reflecting reduced accounting and legal costs as the Partnership's activity declines during its liquidation period. The decline in operating income included a $22,177 decrease in royalty income resulting from the February 2000 expiration of the Partnership's royalty agreement with Gen-Probe, Inc., as noted above. Additionally, interest income declined by $12,177 for the six months ended June 30, 2000 compared to the same period in 1999, primarily due to the lower cash balances held by the Partnership during the six months ended June 30, 2000 compared to the same period in 1999.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

The Partnership had no realized gains or losses for the six months ended June 30, 2000.

For the six months ended June 30, 1999, the Partnership had a net realized gain of $1,645 resulting from the receipt of a final liquidating distribution from MLMS Cancer Research Inc.

Other Comprehensive Income (Loss) - The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting compressive income
(loss), which consists of revenues, expenses, gains and losses that have affected partners' capital but are excluded from net income (loss). The
Partnership's other comprehensive income (loss) consists of changes to unrealized appreciation (depreciation) of its investments in equity securities. For the three months ended June 30, 2000 and 1999, the Partnership had other comprehensive (loss) of ($793,650) and ($272,818), respectively. For the six months ended June 30, 2000 and 1999, the Partnership had other comprehensive income (loss) of $690,475 and ($285,219), respectively. Such amounts represent the change in the fair market value of the Partnership's investment in Photon Technology International, Inc. for the respective periods.

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

The Partnership's 396,825 common shares of Photon Technology International, Inc. was the only equity investment held as of June 30, 2000. The per share market price of this security was $2.00 as of June 30, 2000 and the fair value of the Partnership's holdings was $793,650. An assumed 10% decline from the June 30, 2000 market price of this security would result in a reduction to the fair value of the Partnership's holdings in Photon Technology and a corresponding unrealized loss of $79,365.

Market risk associated with the Partnership's interest-bearing cash equivalents and investments in U.S. Government securities is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

The Partnership is not a party to any legal proceedings.

Item 2.       Changes in Securities and Use of Proceeds.
              -----------------------------------------

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

              (Principal Executive Officer)


By:           /s/     James V. Bruno

              James V. Bruno
              Vice President and Treasurer

              (Principal Financial and Accounting Officer)


By:           /s/     Diane T. Herte

              Diane T. Herte
              Vice President

Date:         August 14, 2000