Form 10-Q
period 2000-09-30
ML TECHNOLOGY VENTURES LP
filed 2000-11-14
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

                              ML TECHNOLOGY VENTURES, L.P.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999

Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS



                                                                                           September 30,
                                                                                                2000              December 31,
                                                                                           (Unaudited)                1999
                                                                                         -----------------      ----------------
Assets

Cash and cash equivalents                                                                $        108,351       $       108,819
Investments:
   Publicly traded securities, at market value (cost of $1,125,000 as of
     September 30, 2000 and December 31, 1999)                                                    744,049               103,175
   Subordinated promissory note                                                                   110,000               110,000
Accrued royalty receivable                                                                              -                31,386
                                                                                         ----------------       ---------------

Total Assets                                                                             $        962,400       $       353,380
                                                                                         ================       ===============


Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses                                                    $         20,476       $        16,365
Due to Management Company                                                                         200,000                50,000
                                                                                         ----------------       ---------------
   Total liabilities                                                                              220,476                66,365
                                                                                         ----------------       ---------------

Partners' Capital:
General Partner                                                                                   112,287               130,884
Limited Partners (69,094 Units)                                                                 1,010,588             1,177,956
Accumulated unallocated other comprehensive loss
   - unrealized depreciation of investments                                                      (380,951)           (1,021,825)
                                                                                         ----------------       ---------------
Total partners' capital                                                                           741,924               287,015
                                                                                         ----------------       ---------------

Total Liabilities and Partners' Capital                                                  $        962,400       $       353,380
                                                                                         ================       ===============




See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                     September 30,
                                                                    2000            1999              2000             1999
                                                              -------------   ---------------   --------------     -------------
INCOME

   Royalty and licensing income                               $         163     $      29,641   $      43,738     $       95,393
   Interest income                                                      588             5,991           1,643             19,223
                                                              -------------     -------------   -------------     --------------
   Total income                                                         751            35,632          45,381            114,616
                                                              -------------     -------------   -------------     --------------

EXPENSES

   Management fee                                                    50,000            50,000         150,000            150,000
   Professional fees                                                  6,325             2,022          48,852             46,465
   Mailing and printing                                               9,040             9,311          31,407             31,455
   Miscellaneous                                                        187               179           1,087              1,079
                                                              -------------     -------------   -------------     --------------
   Total expenses                                                    65,552            61,512         231,346            228,999
                                                              -------------     -------------   -------------     --------------

NET OPERATING LOSS                                                  (64,801)          (25,880)       (185,965)          (114,383)

Net realized gain from investments                                        -                 -               -              1,645
                                                              -------------     -------------   -------------     --------------

NET LOSS                                                            (64,801)          (25,880)       (185,965)          (112,738)

OTHER COMPREHENSIVE (LOSS) INCOME
    Change in unrealized depreciation
         of investments                                             (49,600)          (62,004)        640,874           (347,223)
                                                              -------------     -------------   -------------     --------------

COMPREHENSIVE (LOSS) INCOME                                   $    (114,401)    $     (87,884)  $     454,909     $     (459,961)
                                                              =============     =============   =============     ==============


Net loss per unit of limited partnership interest                $    (.84)       $     (.34)      $   (2.42)        $    (1.47)
                                                                 =========        ==========       =========         ==========


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,

                                                                                                  2000               1999
                                                                                             --------------     ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES
     Interest and other income received                                                      $       76,767     $       118,336
     Other operating expenses paid                                                                  (77,235)           (217,364)
                                                                                             --------------     ---------------
     Cash used for operating activities                                                                (468)            (99,028)
                                                                                             --------------     ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES
     Net return on U.S. Government Securities                                                             -              94,973
                                                                                             --------------     ---------------
     Cash provided from investing activities                                                              -              94,973
                                                                                             --------------     ---------------

Decrease in cash and cash equivalents                                                                  (468)             (4,055)
Cash and cash equivalents at beginning of period                                                    108,819             105,543
                                                                                             --------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      108,351     $       101,488
                                                                                             ==============     ===============



Reconciliation of net operating loss to cash used for operating activities:
   Net operating loss                                                                        $     (185,965)    $      (114,383)
                                                                                             --------------     ---------------
   Adjustments to reconcile net operating loss to cash used for operating activities:
       Net realized gain from investments                                                                 -               1,645
       Decrease in accrued royalty receivable                                                        31,386                 376
       Increase in accounts payable and accrued liabilities                                           4,111              11,635
       Increase in due to Management Company                                                        150,000                   -
       Decrease in accrued interest on U.S. Government Securities                                         -               1,699
                                                                                             --------------     ---------------
   Total adjustments                                                                                185,497              15,355
                                                                                             --------------     ---------------


Cash used for operating activities                                                           $         (468)    $       (99,028)
                                                                                             ==============     ===============


See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 2000



                                                                                            Accumulated
                                                                                            Unallocated
                                                                                               Other
                                                       General          Limited            Comprehensive
                                                       Partner         Partners            Income (Loss)            Total

Balance as of beginning of period                  $    130,884    $      1,177,956     $     (1,021,825)     $       287,015

Allocation of net loss                                  (18,597)           (167,368)                   -             (185,965)

Change in other comprehensive income -
   change in unrealized depreciation
   of investments                                             -                   -              640,874              640,874
                                                   ------------    ----------------     ----------------      ---------------

Balance as of end of period                        $    112,287    $      1,010,588     $       (380,951)     $       741,924
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

Comprehensive Income (Loss) - In accordance with SFAS No. 130, "Reporting Comprehensive Income", the statements of operations include an amount for other comprehensive income (loss). Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' capital but which are excluded from net income (loss). Other comprehensive income (loss) in the accompanying statements of operations resulted from a net unrealized appreciation (depreciation) on investments. Accumulated other comprehensive income (loss) in the accompanying balance sheets reflects the cumulative net unrealized appreciation (depreciation) of investments in equity securities.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that profits shall be allocated to all partners in proportion to their capital contributions until there have been distributions to the limited partners equal to their capital contributions, after which time 90% will be allocated to the limited partners and 10% to the General Partner (90/10 ratio) until there has been distributed to the limited partners an aggregate amount, since the inception of the Partnership, equal to twice their capital contributions and thereafter 80% will be allocated to the limited partners and 20% to the General Partner (80/20 ratio). Losses shall be allocated to all partners in proportion to their capital contributions provided, however, that to the extent profits have been credited in the 90/10 or 80/20 ratio, losses shall be charged in such ratios in reverse order in which profits were credited. Cumulative cash distributions paid to partners through September 30, 2000 total $74,084,899, representing approximately 106% of capital contributed to the Partnership.

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

5.       Investments in Equity Securities

As of September 30, 2000 and December 31, 1999, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $744,049 and $103,175 as of September 30, 2000 and December 31,1999, respectively.

6.       Interim Financial Statements

In the opinion of the General Partner, the unaudited financial statements as of September 30, 2000, and for the nine month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ---------------------------------------------------------------

Liquidity and Capital Resources

As of September 30, 2000, the Partnership held $108,351 in an interest-bearing cash account. The Partnership earned $588 and $1,643 of interest from its cash balances for the three and nine months ended September 30, 2000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and interest bearing cash balances on hand.

As of September 30, 2000, the Partnership's current liabilities exceeded its cash balance by approximately $112,000. Current liabilities as of September 30, 2000 include $200,000 due to the Management Company. It is anticipated that funds needed to cover future operating expenses primarily will be obtained from the Partnership's existing cash reserves and proceeds from the sale of its remaining assets. As a result of the current cash shortage, payments to the Management Company have been temporarily suspended with the consent of the Management Company.

Although the Partnership Agreement provides that the Partnership will terminate no later than January 31, 2005, the General Partner is working toward the liquidation of the Partnership's remaining assets and termination of the Partnership as soon as practical, consistent with the goal of maximizing returns to partners. In May 2000, the Partnership's royalty agreement with Gen Probe, Inc. terminated, leaving only one remaining active royalty agreement with Bolt Beranek and Newman, Inc. The Partnership continues to hold its 396,825 common shares of Photon Technology International Inc. and a promissory note due from Photon Technology with a face value of $110,000. The timing of the liquidation of these remaining assets is contingent upon, among other things, market conditions and securities laws restrictions. The Sub-Manager is continuing to pursue the termination of the Partnership by the end of calendar year 2000. However, no assurances can be given that the liquidation of the Partnership's remaining assets can be completed within such time frame.

As provided in the Partnership's prospectus delivered to limited partners in connection with their initial investment in the Partnership, and as disclosed in subsequent Partnership filings and reports, the Partnership is obligated to pay, and has paid accordingly, an annual management fee equal to 2% of aggregate capital contributions during the four years subsequent to its closing ($1,397,250 annually) and, thereafter, 1% of aggregate capital contributions ($698,624 annually). In consideration of the Partnership's originally contemplated objectives, the reduction of assets under management and the anticipated termination of the Partnership, the General Partner and the Management Company, while not required to do so, reduced the annual management fee payable by the Partnership from $698,624 to $200,000, commencing with the management fee payment due for the first quarter of 1996. As a result, the Partnership incurred a management fee of $150,000 for the nine months ended September 30, 2000 and 1999.

Results of Operations

For the three and nine months ended September 30, 2000, the Partnership had a net loss of $64,801 and $185,965 respectively, as compared to a net loss of $25,880 and $112,738 for the three and nine months ended September 30, 1999, respectively. Net income or loss is comprised of 1) net operating income or loss and 2) net realized gain or loss.

Net Operating Income or Loss - For the three months ended September 30, 2000 and 1999, the Partnership had a net operating loss of $64,801 and $25,880, respectively. The $38,921 unfavorable change in net operating loss for the 2000 period compared to the same period in 1999 was the result of a $34,881 decrease in operating income and a $4,040 increase in operating expenses. The decline in operating income included a $29,478 decrease in royalty income, primarily resulting from the May 2000 expiration of the Partnership's royalty agreement with Gen-Probe, Inc. Additionally, interest income declined by $5,403 for the three months ended September 30, 2000 compared to the same period in 1999. The decline in interest income primarily resulted from the lower cash balances held by the Partnership during the three months ended September 30, 2000 compared to the same period in 1999. Operating expenses for the 2000 period included an increase in professional fees primarily due to an increase in outside accounting fees relating to the review of the Partnership's quarterly financial report, in accordance with new requirements of the Securities Exchange Commission.

For the nine months ended September 30, 2000 and 1999, the Partnership had a net operating loss of $185,965 and $114,383, respectively. The $71,582 unfavorable change in net operating loss for the 2000 period compared to the 1999 period resulted from a $69,235 decrease in operating income and a $2,347 increase in operating expenses. The decline in operating income included a $51,655 decrease in royalty income resulting from the May 2000 expiration of the Partnership's royalty agreement with Gen-Probe, Inc., as noted above. Additionally, interest income declined by $17,580 for the nine months ended September 30, 2000 compared to the same period in 1999, primarily due to the lower cash balances held by the Partnership during the nine months ended September 30, 2000 compared to the same period in 1999. The slight increase in operating expenses primarily was attributable to a small increase in professional fees reflecting increased accounting fees, as noted above.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

The Partnership had no realized gains or losses for the three months ended September 30, 2000 and 1999.

The Partnership had no realized gains or losses for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, the Partnership had a net realized gain of $1,645 resulting from the receipt of a final liquidating distribution from MLMS Cancer Research Inc.

Other  Comprehensive  Income  (Loss)  - In  accordance  with  the  Statement  of
Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", the Partnership's other comprehensive income (loss) consists of changes to unrealized appreciation (depreciation) of its investments in equity securities. For the three months ended September 30, 2000 and 1999, the
Partnership had other comprehensive (loss) of ($49,600) and ($62,004), respectively. For the nine months ended September 30, 2000 and 1999, the Partnership had other comprehensive income (loss) of $640,874 and ($347,223), respectively. Such amounts represent the change in the fair market value of the Partnership's investment in Photon Technology International, Inc. for the respective periods.


Item 3.       Quantitative and Qualitative Disclosures about Market Risk.
              ----------------------------------------------------------

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

The Partnership's 396,825 common shares of Photon Technology International, Inc. was the only equity investment held as of September 30, 2000. The per share market price of this security was $1.875 as of September 30, 2000 and the fair value of the Partnership's holdings was $744,049. An assumed 10% decline from the September 30, 2000 market price of this security would result in a reduction to the fair value of the Partnership's holdings in Photon Technology and a corresponding unrealized loss of $74,405.

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

                          (B) (i) Amendment dated August 20, 1985 to the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.(b)

                          (B) (ii) Amendment dated August 28, 1985 to the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership.(c)

                    (10)  (a)       Management  Agreement dated as of May 23,
                                    1991 among the Partnership,  Management
                                    Company and the Managing General Partner.(d)

                    (10)  (b)       Sub-Management  Agreement  dated as of
                                    May 23,1991 among the Partnership,Management
                                    Company, the Managing General Partner and the Sub-Manager.(d)

                    (10)  (c)       Amendment  dated  March 27,  1996 to the
                                    Management Agreement among the Partnership,
                                    Management Company and the Managing General
                                    Partner.(e)

                    (10)  (d)       Amendment dated March 27, 1996 to the
                                    Sub-Management Agreement among the
                                    Partnership, Management Company,the Managing
                                    General Partner and the Sub-Manager.(e)

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



              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D Co., L.P.
              its General Partner

By:           Merrill Lynch R&D Management Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              ----------------------------------------------------
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     James V. Bruno
              ----------------------------------------------------
              James V. Bruno
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)


By:           /s/     Diane T. Herte
              ----------------------------------------------------
              Diane T. Herte
              Vice President



Date:         November 14, 2000