Form 10-K
period 2000-12-31
ML TECHNOLOGY VENTURES LP
filed 2001-03-30
CIK 748828

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
------
OR

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

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

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

                                     PART I

Item 1.       Business.
              --------

Formation

ML Technology Ventures, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership formed on April 23, 1984. ML R&D Co., L.P., the general partner of the Partnership (the "General Partner"), is a Delaware limited partnership also formed on April 23, 1984. Merrill Lynch R&D Management Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc., is the general partner of ML R&D Co., L.P. DLJ Capital Management Corporation (the "Sub-Manager"), an indirect subsidiary of Credit Suisse First Boston (USA), Inc., is the sub-manager for the Partnership, pursuant to a sub-management agreement among the Partnership, the General Partner, the

Management Company and the Sub-Manager.
In 1985, the Partnership publicly offered, through Merrill Lynch, Pierce, Fenner & Smith Incorporated, 100,000 units of limited partnership interest ("Units") at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-1 (File No. 2-91941), which was declared effective on March 11, 1985. On August 28, 1985, the offering of the Units was completed. A total of 69,094 Units were sold and the General Partner admitted the limited partners (the "Limited Partners") to the Partnership. The total capital contributed to the Partnership by the Limited Partners is $69,094,000. Additionally, the General Partner contributed $768,488, representing 1.1% of the total capital contributed to the Partnership.

The objective of the Partnership has been to achieve cash flow from the commercialization of a broad range of technologies developed and owned by, or on behalf of, the Partnership. The Partnership has been engaged in research and development ventures ("R&D Ventures") for the development of new technology through contracts, joint ventures and participation in development partnerships.

Termination

Although the Restated Certificate and Agreement of Limited Partnership provided that the Partnership would terminate no later than January 31, 2005, the General Partner has worked toward the termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical, consistent with the goal of maximizing returns.

Subsequent to December 31, 2000, the Partnership sold its remaining assets and terminated its operations by making its final cash distribution to partners on March 27, 2001. In January 2001, the Partnership sold its 396,825 common shares of Photon Technology International in a private transaction for $450,000, realizing a loss of $675,000. Additionally, the Partnership wrote off the remaining $110,000 due on the subordinated promissory note due from Photon Technology International, Inc., realizing a loss of $110,000 as of December 31, 2000.

Research and Development Activities

The Partnership had entered into 16 R&D Ventures with 14 companies, funding research and development commitments of approximately $60 million. The Partnership completed the funding of such research and development commitments during 1991. The development companies involved with the Partnership's R&D Ventures were U.S. companies, the majority of which were publicly-held at the time the R&D Venture was formed. No single R&D Venture involved a commitment of more than 12.5% of the Partnership's total contributed capital. The General
Partner and the Sub-Manager closely monitored the research and development activities related to the Partnership's R&D Ventures and negotiated and arranged for modifications of research, budgets and other terms of the contracts, where appropriate. Each contract provided for regular monitoring by the General Partner and the Sub-Manager of the results from research and development activities and subsequent commercial sales activities. The Partnership relied on the technical and business expertise of the officers and employees of the General Partner and Sub-Manager for the continued monitoring and management of the Partnership's royalty agreements, portfolio investments and remaining assets.

Competition

The information set forth under the heading "Substantial Competition, Technical Advances of Others and Technological Obsolescence" of the section of the Prospectus entitled "Risk and Other Important Factors" on pages 12 and 13 of the Prospectus is incorporated herein by reference.

Employees

The Partnership had no employees. The Partnership Agreement provided for the General Partner to manage and control the Partnership's R&D Ventures and investment activities. The Sub-Manager, subject to the supervision of the Management Company, provided the management services in connection with the Partnership's R&D Ventures and investment activities under a sub-management agreement. The Management Company provided for the management and administrative services necessary for the operation of the Partnership and managed the Partnership's short-term investments in U.S. Government securities.

Item 2.   Properties.
          ----------

The Partnership does not own or lease any physical properties.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

The information with respect to the market for the Units set forth under the caption "Transferability of Units" on pages 50 and 51 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. There were approximately 6,212 Unit holders as of March 1, 2001.

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

Cash distributions paid to partners during the three years ended December 31, 2000 and cumulative cash distributions paid from inception to December 31, 2000 and through March 27, 2001 (date of termination) are listed below:

                                                    General               Limited                Per
Distribution Date                                   Partner              Partners            $1,000 Unit
-----------------                                -------------       -----------------      ------------

Cumulative as of December 31, 1997              $     1,144,666       $     72,479,606      $   1,049.00
October 21, 1999                                         46,063                414,564              6.00
                                                ---------------       ----------------      ------------
Cumulative as of December 31, 2000                    1,190,729             72,894,170          1,055.00

March 27, 2001                                           34,086                306,777              4.44
                                                ---------------       ----------------      ------------
Cumulative as of March 27, 2001
   (date of termination)                        $     1,224,815       $     73,200,947      $   1,059.44
                                                ===============       ================      ============

Item 6.       Selected Financial Data.
              -----------------------

($ in thousands, except for per unit information)
                                                                           Years Ended December 31,
                                                            2000          1999            1998            1997          1996
                                                         ---------     -----------    -----------      -----------   ----------

Net (loss) income                                        $   (205)     $     (138)    $     (140)      $    13,153   $      206

Royalty and licensing income                                    44             127            127              133          138

Net realized gain from research and
  development ventures                                           -               -              -                -          619

Net realized (loss) gain from investments                     (110)              2              -           13,184         (324)

Total assets                                                   368             353          1,300            1,884        1,842

Cash distributions paid to partners                              -             461              -           12,564        7,336

Cumulative cash distributions paid to partners              74,085          74,085         73,624           73,624       61,060

Per unit of limited partnership interest:
Net (loss) income                                         $     (3)     $       (2)   $       (2)      $       181   $        3

Cash distributions paid to partners                              -               6              -              175          105

Cumulative cash distributions paid to partners               1,055           1,055          1,049            1,049          874


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ----------------------------------------------------------------

Liquidity and Capital Resources

As of December 31, 2000, the Partnership had $95,235 in an interest-bearing cash account. For the years ended December 31, 2000, 1999 and 1998, the Partnership earned interest from its interest bearing cash account and investments in U.S. Government securities of $2,181, $20,741and $33,520, respectively.

The Partnership completed the liquidation of its assets in January 2001 and terminated its operations by making a final cash distribution to partners totaling $340,863, on March 27, 2001. Limited Partners received $306,777, or $4.44 per unit, and the General Partner received $34,086.

In January 2001, the Partnership sold its 396,825 common shares of Photon Technology International, Inc. in a private transaction for $450,000, realizing a loss of $675,000. In connection with the sale of its Photon Technology shares, the Partnership surrendered its rights on the subordinated promissory note due from Photon Technology. As a result, the Partnership wrote off the remaining balance due on the note, realizing a loss of $110,000 as of December 31, 2000.

In connection with the termination of the Partnership, the Management Company voluntarily reduced its management fee by $150,000 for the year ended December 31, 2000 from $200,000 to $50,000. Additionally, the Management Company agreed to waive the management fee after December 31, 2000.

Results of Operations

For the year ended December 31, 2000, the Partnership had a net loss of $205,220. For the years ended December 31, 1999 and 1998, the Partnership had a net loss of $137,588 and $139,887, respectively. Net income or loss is comprised of 1) net operating income or loss (interest, royalty and licensing income less operating expenses) and 2) net realized gain or loss from the sale of investments and other assets.

Net Operating Income or Loss - For the years ended December 31, 2000, 1999 and 1998, the Partnership had a net operating loss of $95,220, $139,233 and $139,887, respectively.

The $44,013 favorable change in net operating loss for 2000 compared to 1999 resulted from a $145,294 decrease in operating expenses, partially offset by a $101,281 decrease in operating income. The decline in operating income primarily was due to an $82,721 decrease in royalty income, resulting from the May 2000 expiration of the Partnership's royalty agreement with Gen-Probe, Inc. The reduction in operating income also included an $18,560 decrease in other interest income, resulting from a decrease in undistributed cash balances held by the Partnership during 2000 compared to the same period in 1999. The reduction in operating expenses primarily was due to a $150,000 reduction in the management fee for 2000. As discussed above, in connection with the termination of the Partnership, the Management Company voluntarily reduced its management fee for the year ended December 31, 2000 from $200,000 to $50,000. Other operating expenses increased slightly, by $4,706, during 2000 as compared to 1999. This increase primarily resulted from increased professional fees, which were partially offset by reductions in mailing and printing expenses. The increase in professional fees primarily was due to an increase in outside accounting fees relating to the review of the Partnership's quarterly financial report, in accordance with new requirements of the Securities Exchange
Commission. The reduced mailing and printing fees during 2000 reflect the reduced operating activity of the Partnership as it moves closer to termination.

The slight favorable change in net operating loss for 1999 compared to 1998 primarily was due to a $14,101 decrease in operating expenses offset by a $13,447 decrease in operating income. The decline in operating income primarily was attributable to a decrease in other interest income, resulting from a decrease in funds available for investment in U.S. Government securities during the 1999 period compared to the same period in 1998. The decline in operating expenses primarily resulted from reduced professional fees as well as a reduction in mailing and printing expenses for 1999 compared to 1998. These lower operating expenses reflect the reduced operating activity of the Partnership as it moves closer to termination.

Realized Gains and Losses - The Partnership realizes gains and losses from the sale of its joint venture interests or proprietary technology in R&D Ventures and from the sale of its equity securities.

As discussed above, the Partnership wrote off the remaining balance of the subordinated promissory note due from Photon Technology International, Inc., realizing a loss of $110,000 for the year ended December 31, 2000.

During the year ended December 31, 1999, the Partnership realized a gain of $1,645 from a final liquidation payment received from MLMS Cancer Research, Inc.

The Partnership had no realized gains or losses from investments or other asset sales for the year ended December 31, 1998.

Other  Comprehensive  Income  (Loss)  - In  accordance  with  the  Statement  of
Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", the Partnership's other comprehensive income (loss) consists of changes to unrealized appreciation (depreciation) of its investments in equity securities. For the year ended December 31, 2000, the Partnership had other comprehensive income of $169,445. For the years ended December 31, 1999 and 1998, the Partnership had other comprehensive loss of $355,655 and $434,026, respectively. Such amounts represent the change in the unrealized depreciation of the Partnership's investment in Photon Technology International for the respective periods.

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

The Partnership's 396,825 common shares of Photon Technology International was the only equity investment held as of December 31, 2000. The per share market price of this security was $0.687 as of December 31, 2000 and the fair value of the Partnership's holdings was $272,620. An assumed 10% decline from the December 31, 2000 market price of this security would result in a reduction to the fair value of the Partnership's holdings in Photon Technology International and an unrealized loss of $27,262. As noted above, the Partnership sold its 396,825 common shares of Photon Technology International in a private transaction in January 2001 for $450,000, or $1.13 per share, realizing a loss of $675,000.

Market risk with respect to Partnership's interest-bearing cash equivalents is considered to be immaterial. The Partnership had no investments in U.S. Government securities as of December 31, 2000.




Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------


                        ML TECHNOLOGY VENTURES, L.P.
                                  INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 2000 and 1999

Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1999 and 2000

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Technology Ventures, L.P.:

We have audited the accompanying balance sheets of ML Technology Ventures, L.P. as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Technology Ventures, L.P. as of December 31, 2000 and 1999, and the results of its operations, cash flows and changes in partners' capital for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




Deloitte & Touche LLP

New York, New York
February 28, 2001
(March 27, 2001 as to Note 8)

ML TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                                 2000                1999
                                                                                            --------------      ---------------
Assets

Cash and cash equivalents                                                                   $       95,235      $       108,819
Publicly traded securities, at market (cost of $1,125,000 as of
   December 31, 2000 and 1999)                                                                     272,620              103,175
Subordinated promissory note                                                                             -              110,000
Accrued royalty receivable                                                                               -               31,386
                                                                                            --------------      ---------------

Total Assets                                                                                $      367,855      $       353,380
                                                                                            ==============      ===============


Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses                                                       $       16,615      $        16,365
Due to Management Company                                                                          100,000               50,000
                                                                                            --------------      ---------------
   Total liabilities                                                                               116,615               66,365
                                                                                            --------------      ---------------

Partners' Capital:
General Partner                                                                                    110,362              130,884
Limited Partners (69,094 Units)                                                                    993,258            1,177,956
Accumulated unallocated other comprehensive loss
   - unrealized depreciation of investments                                                       (852,380)          (1,021,825)
                                                                                            --------------      ---------------
Total partners' capital                                                                            251,240              287,015
                                                                                            --------------      ---------------

Total Liabilities and Partners' Capital                                                     $      367,855      $       353,380
                                                                                            ==============      ===============




See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                2000             1999                1998
                                                                          --------------     --------------    ---------------
Income

   Royalty and licensing income                                          $        43,880    $       126,601    $       127,269
   Other interest income                                                           2,181             20,741             33,520
                                                                         ---------------    ---------------    ---------------
   Total operating income                                                         46,061            147,342            160,789
                                                                         ---------------    ---------------    ---------------

Expenses

   Management fee                                                                 50,000            200,000            200,000
   Professional fees                                                              56,946             47,965             58,226
   Mailing and printing                                                           33,232             37,477             41,321
   Miscellaneous                                                                   1,103              1,133              1,129
                                                                         ---------------    ---------------    ---------------
   Total operating expenses                                                      141,281            286,575            300,676
                                                                         ---------------    ---------------    ---------------

Net Operating Loss                                                               (95,220)          (139,233)          (139,887)

Net realized (loss) gain from investments                                       (110,000)             1,645                  -
                                                                         ---------------    ---------------    ---------------

Net Loss                                                                 $      (205,220)   $      (137,588)   $      (139,887)
                                                                         ===============    ===============    ===============

Other Comprehensive Income (Loss)
   Change in unrealized depreciation of investments                              169,445           (355,655)          (434,026)
                                                                         ---------------    ---------------    ---------------

Comprehensive Loss                                                       $       (35,775)   $      (493,243)   $      (573,913)
                                                                         ===============    ===============    ===============


Net loss per unit of limited partnership interest                             $   (2.67)          $   (1.79)          $ (1.82)
                                                                              =========           =========           =======





See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

                                                                                  2000             1999              1998
                                                                             ---------------  ---------------   ---------------

Cash Flows From Operating Activities
   Interest and other income received                                       $        77,447    $      148,489  $        172,093
   Other operating expenses paid                                                    (91,031)         (279,571)         (310,687)
                                                                            ---------------    --------------  ----------------
   Cash used for operating activities                                               (13,584)         (131,082)         (138,594)
                                                                            ---------------    --------------  ----------------

Cash Flows From Investing Activities
   Net return (purchase) of investments in U.S. Government
     securities                                                                           -           593,340           (99,113)
   Proceeds from the sale of investments                                                  -             1,645                 -
                                                                            ---------------    --------------  ----------------
   Cash provided from (used for) investing activities                                     -           594,985           (99,113)
                                                                            ---------------    --------------  ----------------

Cash Flows From Financing Activities
   Cash distributions:
     General Partner                                                                      -          (414,564)                -
     Limited Partners                                                                     -           (46,063)                -
                                                                            ---------------    --------------  ----------------
Cash used for financing activities                                                        -          (460,627)                -
                                                                            ---------------    --------------  ----------------

(Decrease) increase in cash and cash equivalents                                    (13,584)            3,276          (237,707)
Cash and cash equivalents at beginning of year                                      108,819           105,543           343,250
                                                                            ---------------    --------------  ----------------
Cash and Cash Equivalents at End of Year                                    $        95,235    $      108,819  $        105,543
                                                                            ===============    ==============  ================


Reconciliation of net loss to cash used for operating activities:
   Net loss                                                                 $      (205,220)   $     (137,588) $       (139,887)
                                                                            ---------------    --------------  ----------------
   Adjustments to reconcile net loss to cash used for
   operating activities:
       Net realized loss (gain) from investments                                    110,000            (1,645)                -
       Decrease in accrued royalty receivable and other assets                       31,386             1,147            11,304
       Increase (decrease) in accounts payable and accrued
         expenses                                                                    50,250             7,004           (10,011)
                                                                            ---------------    --------------  ----------------
   Total adjustments                                                                191,636             6,506             1,293
                                                                            ---------------    --------------  ----------------

Cash used for operating activities                                          $       (13,584)   $     (131,082) $       (138,594)
                                                                            ===============    ==============  ================





See notes to financial statements.

ML TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1998, 1999 and 2000


                                                                                             Accumulated
                                                                                             Unallocated
                                                                                                Other
                                                     General             Limited            Comprehensive
                                                     Partner            Partners            Income (Loss)             Total
                                                   ------------       -------------         --------------        -------------
Balance as of December 31, 1997                    $    204,695       $   1,842,247         $     (232,144)       $   1,814,798

Allocation of net loss                                  (13,989)           (125,898)                     -             (139,887)

Change in other comprehensive loss
   - unrealized depreciation of investments                   -                   -               (434,026)            (434,026)
                                                   ------------       -------------         --------------        -------------

Balance as of December 31, 1998                         190,706           1,716,349               (666,170)           1,240,885

October 1999 cash distribution                          (46,063)           (414,564)                     -             (460,627)

Allocation of net loss                                  (13,759)           (123,829)                     -             (137,588)

Change in other comprehensive loss
   - unrealized depreciation of investments                   -                   -               (355,655)            (355,655)
                                                   ------------       -------------         --------------        -------------

Balance as of December 31, 1999                         130,884           1,177,956             (1,021,825)             287,015

Allocation of net loss                                  (20,522)           (184,698)                     -             (205,220)

Change in other comprehensive loss
   - unrealized depreciation of investments                   -                   -                169,445              169,445
                                                   ------------       -------------         --------------        -------------

Balance as of December 31, 2000                    $    110,362       $     993,258         $     (852,380)       $     251,240
                                                   ============       =============         ==============        =============




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

The Partnership completed the liquidation of its assets in January 2001 and terminated its operations by making a final cash distribution to partners on March 27, 2001. See Note 8 below.

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

Comprehensive Income (Loss) - In accordance with SFAS No. 130, "Reporting Comprehensive Income", the statements of operations include an amount for other comprehensive income (loss). Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' capital but which are excluded from net income (loss). Other comprehensive income (loss) in the accompanying statements of operations resulted from a net unrealized appreciation (depreciation) on investments. Accumulated other comprehensive income (loss) in the accompanying balance sheets reflects the cumulative net unrealized depreciation of the Partnership's investment in Photon Technology International, Inc.

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

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

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

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that profits shall be allocated to all partners in proportion to their capital contributions until there have been distributions to the limited partners equal to their capital contributions, after which time 90% will be allocated to the limited partners and 10% to the General Partner (90/10 ratio) until there has been distributed to the limited partners an aggregate amount, since the inception of the Partnership, equal to twice their capital contributions and thereafter 80% will be allocated to the limited partners and 20% to the General Partner (80/20 ratio). Losses shall be allocated to all partners in proportion to their capital contributions provided, however, that to the extent profits have been credited in the 90/10 or 80/20 ratio, losses shall be charged in such ratios in reverse order in which profits were credited. Cumulative cash distributions paid to partners through December 31, 2000 and March 27, 2001 (date of termination) total $74,084,899 and $74,425,762, respectively, representing approximately 106% and 107%, respectively, of capital contributed to the Partnership.

4.       Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company had received a management fee at an annual rate of 2% of the aggregate capital contributions to the Partnership for its first four years of operations and 1% of the aggregate capital contributions thereafter, through December 31, 1995. Commencing with the management fee due for the quarter ended March 31, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership to $200,000 per annum. In connection with the termination of the Partnership, the Management Company voluntarily reduced the management fee by $150,000 for the year ended December 31, 2000 from $200,000 to $50,000. Additionally, the Management Company agreed to waive the management fee after December 31, 2000.

5.       Investments in Equity Securities

As of December 31, 2000 and December 31, 1999, the Partnership held 396,825 common shares of Photon Technology International, Inc., a public company, with a cost of $1,125,000. Such securities had a market value of $272,620 and $103,175 as of December 31, 2000 and December 31,1999, respectively.

In January 2001, the Partnership sold its 396,825 common shares of Photon Technology International, Inc. in a private transaction for $450,000, realizing a loss of $675,000 in 2001.

ML TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

6.      Net Realized Gain (Loss) from Investments

The Partnership wrote off the remaining balance of the subordinated promissory note due from Photon Technology International, Inc., realizing a loss of $110,000 for the year ended December 31, 2000. See note 8 below. During the year ended December 31, 1999, the Partnership realized a gain of $1,645 from the final liquidation payment from MLMS Cancer Research, Inc. The Partnership had no realized gains or losses from investments for the year ended December 31, 1998.

7.      Cash Distributions

Cash distributions paid to partners during the three years ended December 31, 2000 and cumulative cash distributions paid from inception to December 31, 2000 and through March 27, 2001 (date of termination) are listed below:

                                                    General               Limited                Per
Distribution Date                                   Partner              Partners            $1,000 Unit
-----------------                                -------------       -----------------      ------------

Cumulative as of December 31, 1997              $     1,144,666       $     72,479,606      $   1,049.00
October 21, 1999                                         46,063                414,564              6.00
                                                ---------------       ----------------      ------------
Cumulative as of December 31, 2000                    1,190,729             72,894,170          1,055.00

March 27, 2001                                           34,086                306,777              4.44
                                                ---------------       ----------------      ------------
Cumulative as of March 27, 2001
   (date of termination)                        $     1,224,815       $     73,200,947      $   1,059.44
                                                ===============       ================      ============

8.      Subsequent Events

Subsequent to December 31, 2000, the Partnership sold its 396,825 common shares of Photon Technology International, Inc. in a private transaction for $450,000. This sale resulted in a realized loss of $675,000 in 2001. Additionally, in connection with the sale of its Photon Technology shares, the Partnership surrendered its rights on the subordinated promissory note due from Photon Technology. As a result, the Partnership wrote off the remaining balance due on the note, realizing a loss of $110,000 as of December 31, 2000.

As a result of the sale of the Partnership's holdings of Photon Technology International, Inc., the General Partner approved the termination of the Partnership. The Partnership terminated its operations by making its final cash distribution to partners totaling $340,863, on March 27, 2001. Limited Partners received $306,777, or $4.44 per unit, and the General Partner received $34,086.

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

The Management Company

Merrill Lynch R&D Management Inc. (the "Management Company") provided for the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement, dated as of October 15, 1984, between the Partnership and the Management Company. The Management Company is a wholly-owned subsidiary of ML Leasing Equipment Corp., which is an indirect subsidiary of Merrill Lynch & Co., Inc. The Management Company maintains its principal office at 4 World Financial Center, 26th floor, New York, New York 10080. As of March 15, 2001, the directors of the Management Company and the officers of the Management Company involved in the administrative and operational support of the Partnership are:

Kevin K. Albert
4 World Financial Center - 26th floor New York, New York 10080 Director since 1990; President since 1991 Age 48 Units of the Partnership beneficially owned as of March 15, 2001 - None
        Director and President of the Management Company; Managing Director of Merrill Lynch Investment Banking Division ("MLIBK") since 1988.

The address of Mr. Caruso, Ms. Herte and Mr. Bruno is 2 World Financial Center, New York, New York, 10281.

James V. Caruso
Executive Vice President and Director since 1998
Age 49
Units of the Partnership beneficially owned as of March 15, 2001 - None
        Director of MLIBK, joined Merrill Lynch in January 1975. Mr. Caruso is the director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of MLIBK are supported by managing the development of new technologies and enhancing existing systems.

Diane T. Herte
Vice President since 1995 and Director since 2000
Age 40
Units of the Partnership beneficially owned as of March 15, 2001 - None
        Director of Merrill Lynch Investment Managers ("MLIM") joined Merrill Lynch in 1984. Ms. Herte's responsibilities include the management of the Partnership Analysis and Finance Group with responsibilities including controllership, financial management, administrative and operational functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

James V. Bruno
Vice President since 1998 and Treasurer since 1999
Age 34
Units of the Partnership beneficially owned as of March 15, 2001 - None
        Vice  President  of MLIM  joined  Merrill  Lynch  in 1997.  Mr.  Bruno's
        responsibilities   include   controllership  and  financial   management
        functions  for  certain   partnerships  and  other  entities  for  which
        subsidiaries of Merrill Lynch are the general partner or manager.

The directors of the Management Company will serve as directors until their successors are elected and qualify at the next annual meeting of stockholders. The executive officers of the Management Company will hold office until their successors are elected and qualify at the next annual meeting of the Board of Directors.

On May 23, 1991, the Management Company entered into a sub-management agreement with DLJ Capital Management Corporation (the "Sub-Manager") pursuant to which the Sub-Manager, an indirect wholly-owned subsidiary of Credit Suisse First Boston (USA), Inc., provided management and advisory services in connection with the research and development activities (the "R&D Activities") and investments of the Partnership.

Such arrangements provided for the Sub-Manager, subject to the overall responsibility and control by the Management Company and the Partnership, to make all decisions regarding the Partnership's R&D Activities and investments and, among other things, structure, negotiate and monitor the status of the Partnership's joint ventures and portfolio limited partnerships and exercise the rights and fulfill the responsibilities of the Partnership under direct development contracts or joint ventures and exercise any rights the Partnership had as a limited partner in portfolio limited partnerships. Fees paid to the Sub-Manager were paid directly by the Management Company.

The Management Company arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to assist in providing administrative services to the Partnership. Fees for such services were also paid directly by the Management Company.

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

Effective January 1, 1996, the General Partner and the Management Company agreed to reduce the management fee payable by the Partnership from 1% of the aggregate capital contributions to the Partnership, or $698,624 per annum, to $200,000 per annum. In connection with the termination of the Partnership, the Management Company voluntarily reduced the management fee by $150,000 for the year ended December 31, 2000 from $200,000 to $50,000. Additionally, the Management Company agreed to waive the management fee after December 31, 2000.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

As of March 15, 2001, no person or group was known by the Partnership to be the beneficial owner of more than 5 percent of the Units. In addition, no director or officer of the Management Company was known by the Partnership to be the beneficial owner of any Units.

The Partnership terminated its operations on March 27, 2001.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. James V. Caruso, a Director and Executive Vice President of the Management Company and a Director of ML Investment Banking, joined Merrill Lynch in 1975. Diane T. Herte, a Director and Vice President of the Management Company and a Director of MLIM, joined Merrill Lynch in 1984. James V. Bruno, a Vice President and Treasurer of the Management Company and a Vice President of MLIM, joined Merrill Lynch in 1997. Messrs. Albert, Caruso, and Bruno and Ms. Herte are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.
              ---------------------------------------------------------------

(a)           1.  Independent Auditors' Report

                  Balance Sheets as of December 31, 2000 and 1999

                  Statements of Operations for the years ended December 31,2000, 1999 and 1998

                  Statements of Cash Flows for the years ended December 31,2000, 1999 and 1998

                  Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1999 and 2000

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2001.


              ML TECHNOLOGY VENTURES, L.P.


By:           ML R&D CO., L.P.
              General Partner


By:           MERRILL LYNCH R&D MANAGEMENT INC.
              its General Partner


By:           /s/   Kevin K. Albert
              ------------------------------------------------
              Kevin K. Albert
              President
              (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March 2001.


By:           /s/   Kevin K. Albert
              ------------------------------------------------
              Kevin K. Albert
              President
              (Principal Executive Officer)

By:           /s/   James V. Bruno
              ------------------------------------------------
              James V. Bruno
              Vice President & Treasurer
              (Principal Financial and Accounting Officer)

By:           /s/   Diane T. Herte
              ------------------------------------------------
              Diane T. Herte
              Vice President